Form 10-K
period 1998-12-31
KEY COMPONENTS FINANCE CORP; KEY COMPONENTS LLC
filed 1999-03-30
CIK 1065419, 1065418

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from ________ to ________

                        Commission file number: 333-58675
                                                ---------

                               KEY COMPONENTS, LLC
                               -------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                       04-3425424
           --------                                       ----------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

Wing Road RR1, Box 167D, Millbrook, New York               12545
--------------------------------------------               -----
  (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (914) 677-8383
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:
10 1/2% Senior Notes due 2008
-----------------------------

                        Commission File Number: 333-58675
                                                ---------
                          KEY COMPONENTS FINANCE CORP.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                     14-1805946
         --------                                     ----------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

Wing Road RR1, Box 167D, Millbrook, New York              12545
--------------------------------------------              -----
  (Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:  (914) 677-8383
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:
10 1/2% Senior Notes due 2008
-----------------------------

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_|

      No Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. |_|

      At March 29, 1999, all of the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately-held New York corporation and all of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

                    Documents Incorporated by Reference: None

                                     Part I

      Key Components Finance Corp. ("Finance Corp.") is a wholly-owned subsidiary of Key Components, LLC ("KC LLC"). KC LLC is a wholly-owned subsidiary of Key Components, Inc. and Key Components, Inc. has no material assets other than its interest in KC LLC. Accordingly, all information in this Form 10-K has been given for Key Components, Inc., of which KC LLC is a wholly-owned subsidiary.

Item 1. Business.

      Key Components, Inc. ("KCI" or the "Company"), a New York corporation organized on April 30, 1997, maintains its principal office at Wing Road, RR1, Box 167D, Millbrook, New York 12545 and its telephone number is (914) 677-8383.

      KCI is a leading manufacturer of custom engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where KCI believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. KCI, through its subsidiaries Hudson Lock, Inc. ("Hudson") and ESP Lock Products, Inc. ("ESP"), has been designing and manufacturing medium-security locks and related accessories since 1963 and, through its subsidiary B. W. Elliott Manufacturing Co., Inc. ("Elliott"), flexible shaft products since 1932. The Company's locks and associated hardware are designed to be utilized in a wide range of end-use markets including the office furniture, point of sale ("POS") terminal and bank and postal accessory markets (the "Specialty Lock Business"). The Company's flexible shaft products are produced for both rotary power transmission and remote valve control applications in the industrial, aerospace and commercial markets (the "Flexible Shaft Business"). The Company benefits from a diverse customer base, with sales to approximately 1,500 customers in fiscal 1998 and with the largest customer representing approximately 6.6% of consolidated net sales. KCI's products are critical to the design and function of its customers' products and management believes the majority of KCI's sales are to customers for which the Company is the primary (greater than 70.0% of the customer's total requirements for the particular product) supplier. Information concerning the Company's industry segments for the three years ended December 31, 1998 is set forth in Note 13 to the Consolidated Financial Statements of the Company included elsewhere in this report.

Acquisition History

      In 1992, KCI's management began an acquisition program to acquire small to medium size manufacturers of essential niche components for use in various OEM customer products. The 1992 acquisition of Elliott from certain individual shareholders, including the current President of Elliott, George M. Scherer, marked the first of such acquisitions. In 1993, the Company acquired the flexible shaft division of Stow Manufacturing Company, Inc., as a consolidation opportunity for Elliott. On May 15, 1997, the Company acquired all of the issued and outstanding capital stock of Hudson from Jordan Industries, Inc. for a cash purchase price of $39.1 million and assumed liabilities of $1.2 million. The acquisition of Hudson marked the Company's entrance into the medium-security lock business. Such acquisition was financed through the proceeds of certain indebtedness, which indebtedness was refinanced during fiscal 1998. See Notes
2 and 6 to the Consolidated Financial Statements of the Company contained elsewhere in this report. On December 10, 1997, the Company acquired all of the issued and outstanding capital stock of ESP from certain individual shareholders, including the current President of ESP, August M. Boucher, as a consolidation opportunity for Hudson. The ESP acquisition price consisted of $16.3 million of cash and $10.4 million of assumed liabilities, and such acquisition was financed through additional borrowings under the Company's then existing loan agreement. Effective January 15, 1999, KC LLC, through a wholly-owned subsidiary, acquired all of the issued and outstanding securities of Valley Forge Corporation for approximately $84 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Acquisition of Valley Forge Corporation."

      The Company has historically acquired complementary or related manufacturing businesses and sought to integrate them into existing operations. Following an acquisition, management seeks to rationalize operations, reduce overhead costs, develop additional cross-selling opportunities and establish new customer relationships. As a result of its integration efforts and internal growth, the Company's consolidated net sales have increased from approximately $9.1 million in fiscal year 1992 to approximately $61.9 million for fiscal 1998.

      The Company continues to seek to make selective acquisitions of light industrial manufacturing companies, but there are no written agreements regarding any such acquisitions existing as of the date hereof.

General

      The Specialty Lock Business. The Company, through its wholly-owned subsidiaries, Hudson and ESP, is a leading domestic designer and manufacturer of medium-security custom and specialty locks and locking systems. The Specialty Lock Business products are engineered to meet OEM customers' specifications for use in end products such as office furniture, electronic cash registers, bank bags, post office boxes and storage lockers. The Company's expertise in co-engineering product designs with its customers, substantial manufacturing and testing capabilities and focus on customer service, have enabled the Company to become the primary supplier to the majority, in terms of sales, of its Specialty Lock Business customers. Customers of the Specialty Lock Business include several industry leaders such as Herman Miller, Inc., International Business Machines Corporation ("IBM"), Steelcase, Inc. and Knoll, Inc. During fiscal 1998, no single customer represented more than 8.8% of segment net sales.

      KCI management estimates the domestic market for locks to be over $3.0 billion, of which approximately $200 million is estimated to represent medium-security locks. The Company targets the medium-security segment where it believes its value-added design and manufacturing expertise, along with its timely delivery, reliability and customer service, enable it to differentiate itself from its competitors and enhance profitability. The office furniture and POS terminal markets represent the two largest end-user market segments of the Specialty Lock Business, constituting 41.1% and 8.8%, respectively, of fiscal 1998 segment net sales.

      The Flexible Shaft Business. The Company, through its wholly-owned subsidiary, Elliott, is the leading domestic designer and manufacturer of flexible shaft products, which are engineered to meet the particular design specifications demanded by a variety of OEM customers. The Company designs and manufactures more than 2,000 flexible shaft products, all of which utilize wound wire assemblies to transmit rotary power when applications render rigid shaft technology (such as universal joints) less efficient or impossible. The Company's flexible shaft technology provides significant advantages over traditional rigid shaft technology. Use of flexible shafts improves existing OEM product designs, provides added flexibility in creating new designs and eliminates the amount of required componentry, which can lower overall weight and space requirements, reduce a product's manufacturing costs, improve end product appearance and shorten assembly times. Product applications are varied and diverse, limited only by the Company's ability to develop and manufacture new applications. KCI has developed and introduced over 100 flexible shaft products to the marketplace during the last three years. The Company's flexible shaft products are currently used in weed trimmers, lawn tractors, concrete vibrators, plant processing equipment and aircraft carriers, as well as in aerospace, medical, industrial and other products. The Company believes that its product innovation, engineering expertise, proprietary manufacturing process and high standards of quality and reliability have enabled KCI to differentiate itself from its competitors, enhance profitability and become the primary supplier of flexible shaft products to the majority, in terms of sales, of its customers.

Customers and Markets

      The Specialty Lock Business. The lock manufacturing industry is divided into three distinct market segments: high-security locks, medium-security locks and low-security locks. The Company currently competes in the medium-security lock segment where it believes its value-added design and manufacturing expertise, along with its timely delivery, reliability and customer service, enable it to differentiate itself from its competitors and enhance profitability. Medium-security locks are used in applications that involve non-life threatening situations or when articles of low to moderate financial value are being secured. Medium-security locks are sold to OEM's across a wide variety of end product industries, such as the office furniture, vending and gaming, computer, POS terminal and post office box industries. Management believes customers in this segment of the lock market are seeking custom lock suppliers who provide quality products designed to meet precise customer specifications with reliable service and on time delivery. The Company supplies specialty lock products to a variety of customers and markets. The end-use markets comprising the largest component of Specialty Lock Business sales are the office furniture and POS terminal markets.

      The Flexible Shaft Business. Flexible shaft products are a submarket within the power transmission market. Management believes that the potential market for flexible shaft products is limited only by a manufacturer's ability to develop and manufacture new product applications, as flexible shafts can be used in most low torque (less than 10 horsepower) rotary power transmission applications of existing rigid shaft technology. Often the application of the flexible shaft product entails the replacement of existing rigid shaft technology (such as universal joints). The industry related to flexible shaft products is therefore highly fragmented as a result of the broad range of potential applications of both rigid and flexible shaft technology. There are only three principal domestic manufacturers of flexible shafts and the Company currently competes against the other two manufacturers in all segments of the industry except the automotive market segment. The Company does not address the automotive market, except in certain after-market applications, due to the high volume, commodity nature of the market segment. The Company believes that OEM's will continue to trend towards outsourcing, streamlining of end products and one piece assembly. Therefore, the Company anticipates continued expansion of flexible shaft product applications and overall acceptance. Management estimates that the total industry sales for flexible shaft products to markets currently being served by the Company will expand to approximately $38.0 million by 2000 as a result of the successful introduction of applications for new markets, as well as growth in existing markets. The Company currently supplies flexible shaft products to the construction, lawn and garden power equipment, maritime, aerospace and general industrial markets. However, the Company believes that since flexible shafts can be used in most low torque applications (less than 10 horsepower) for rotary transmission, the markets available to the Company are only limited by KCI's innovation and ability to develop new applications. KCI's Flexible Shaft Business has over 1,000 customers , only one of which, Poulan Weed Eater, Inc., represented greater than 10% of the Flexible Shaft Business net sales for fiscal 1998. Flexible Shaft Business sales to its three largest markets, lawn and garden power equipment construction, and maritime, represented 28.6%, 22.6% and 15.6%, respectively, of fiscal 1998 segment net sales.

Products

      Specialty Lock Products. The Company is a fully integrated manufacturer of custom and specialty medium-security locks for use by OEM customers. The Company custom designs and manufactures both pin- and wafer-tumbler locks. Tumbler locks contain small movable parts, or tumblers, which must be brought to a particular arrangement in order to enable the lock to be opened. In most cases, the Company's lock products are small, low-cost but highly engineered essential components of a much larger, more expensive end product. The primary markets served by the Company's security products are the office furniture market and the market relating to electronic retail devices such as POS registers and computers.

      The Company's primary lock product is its wafer-tumbler lock, which consists of an outer cylinder that encases a rotating inner cylinder or plug. Wafer-tumbler locks use a series of thin, flat movable metal wafers, engaged by notches in one or both sides of a key. In a locked position, the wafers extend partially within the plug, preventing the plug from turning. Insertion of the correctly notched key lifts the wafers, which in turn raises the drivers to the shear line between the plug and cylinder, allowing the plug to rotate and release the locking bolt or turn the locking cam.

      The Company also manufacturers and distributes pin-tumbler locks. This type of lock uses rod-shaped movable pins, which are engaged by notches on one or both sides of a key. Insertion of the correctly notched key retracts the pins into the plug, allowing it to be turned. Except for the substitution of pins for wafers, the mechanics of the pin-tumbler lock are identical to the wafer-tumbler lock. The Company also produces the "Ultra-Track" locking system, a safety feature used to prevent multiple drawers from being opened simultaneously in filing cabinets and desks. In addition to wafer- and pin-tumbler locks, the Company acts as a distributor of a small quantity of imported locks in the United States and manufactures lock parts and related hardware for sale to its customers, including washers, nuts, screws, bolts, mounting clips, back plates and dust covers, as well as a selection of keys.

      All of the Company's specialty lock products can be manufactured with a number of varying features to suit the customized requirements of each particular customer and end product. The Company has the ability to manufacture its products, including locks, keys and related hardware, out of a number of different base metals. Available metals include zinc alloy, steel, brass, stainless steel, and aluminum. Zinc alloy locks can also be finished with a variety of metal coatings, including chromium, brass, nickel, zinc, cadmium, or powder. In addition, customers can request a key changeable core. This feature allows OEM's and end users to change the core or plug of a lock on-site to code or recode high-volume applications. Key changeable lock cores provide end-users with an efficient and versatile method to manage their individual security levels. Other variables which customers can specify include the size, strength, internal mechanisms, mounting, and operation of the products.

      While the Company is not involved with research and design of new specialty lock product technologies, the nature of the niche markets that the Company serves has required the continual development of new products, such as "anti-riffing" devices, as solutions to customers' problems and needs. The Company also gives office furniture manufacturers the ability to purchase customized, changeable core locks which allow furniture manufacturers to ship desks and cabinets to their customers with only the lock housing in place and the end-user to decide how to tailor its security needs. The Company has consistently focused on its ability to adapt products to the customers' needs.

      Flexible Shaft Products. The Company designs and manufactures approximately 2,200 flexible shaft products, all of which utilize wound wire assemblies to transmit rotary power when applications render the predominant rigid shaft technology less efficient or impossible. Flexible shaft products are used in connection with the transmission of rotary power when the source of the rotary power being generated and desired destination of that power are not aligned. This occurs frequently in many designs and has been dealt with historically by using several rigid shafts connected by gear boxes, universal joints, chains and sprockets or belts and pulleys in order to change the direction of the rotary power being transmitted. While such systems are functional, they tend to be cumbersome and include multiple exposed rotating components. The Company's flexible shaft products, which are intended for use in low torque applications (using 10 horsepower or less), require less space and have no exposed rotating components. Assembly time of the shaft portion of an OEM's product is also greatly reduced. Additionally, there are certain flexible shaft product applications where the use of rigid shaft technology is not only inefficient, but not physically feasible. For example, in the aerospace market, the wing profile of new regional jets has been reduced to improve fuel efficiency, virtually eliminating the possible use of rigid shaft technology.

      Each flexible shaft product is made of wound wire covered with a sheath and is used for transmitting rotary power around, above or below obstacles and corners. Because the shaft itself is flexible, these products can be snaked through and around obstacles, improving many existing designs and increasing the ability to create new, more compact and more complex designs to effect the transmission of the rotary power. Since this whole rotary power system consists of one shaft, it is also less cumbersome, easier to assemble and install and is often lighter and less expensive than the conventional system of multiple connecting rigid shafts which have a series of joints at each turn. The Company's rotary power transmission products are utilized in connection with the construction, lawn and garden power equipment, maritime, aerospace and general industrial markets.

      As with rotary power transmission, flexible shafts used for the remote operation of valves are designed to be used when the valve and the mechanism for controlling the valve are not aligned. Control valves in tight spaces or in spaces where there are many obstacles to go around, such as on a ship, are not easily accessed by rigid shafts. The flexible shafts can facilitate the control of such valves from remote, hazardous or inaccessible locations as the shaft can be snaked up and around obstacles. Currently, the three largest markets for the Company's remote valve control products are ship building, including sales to the United States Navy, power generation and miscellaneous industrial applications. The Company designs and assembles valve control systems based upon the needs of a customer for each specific application.

      Elliott's engineers are focused on developing potential new applications for its flexible shaft products. The Company's growth in the rotary power transmission componentry market has been a function of both growth in its current end-user markets as well as the Company's ability to expand applications for flexible shaft products. The Company's success in this area has hinged on the rapidity at which new applications can be created, accepted and implemented by the customer. The Company has introduced over 100 flexible shaft products to the marketplace over the last three years. New markets where flexible shaft technology is rapidly gaining acceptance are in the production of steering shaft assemblies in general industrial and lawn and garden power equipment markets, as well as the use of flexible shaft technology for flap drives on smaller planes in the aerospace market. The Company believes that it will be able to continue to engineer and manufacture new and improved applications for its flexible shaft technology, and that it will continue to be able to meet the precise design specifications of its customers, which may vary as to weight, flexibility and cost requirements.

Manufacturing and Operations

      The Company's production processes are designed to reduce costs and improve overall profitability. Using its operating strategy, the Company endeavors to design its manufacturing process so that machine and labor utilization are optimized and total costs are reduced. Cost savings are generated through effective management of monthly product line profit and loss. On a monthly basis, gross margins of every product line within each product group are reviewed. The Company monitors the progress of its efficiency efforts on an ongoing basis, both monthly and quarterly, and reacts quickly to resolve problems or exploit unanticipated opportunities.

      Custom products are sold at a premium to direct manufacturing costs, based on factors such as lot size and availability. Management believes it has a thorough understanding of the products and customers in the markets it serves, enabling the Company to utilize aggressive but competitive pricing practices.

Sales and Marketing

      The Company employs both salaried and commission-based sales personnel, as well as independent sales representatives, to facilitate the marketing and sales of its products. The

Company's sales and marketing teams have adopted an integrated approach to product development, marketing and sales. They seek to work closely with the Company's engineers to address customer's specific design requirements and the hurdles associated therewith, as well as potential product profitability. In addition, the sales team is responsible for keeping the Company's engineering, manufacturing and management personnel advised of possible future trends and requirements of customers. The Company's sales and marketing personnel also focus on bringing customers a level of personal service the Company believes to be superior to its competitors.

Competition

      The Specialty Lock Business. The lock industry is divided into three segments, high-security, medium-security and low-security. In the medium-security lock segment, the Company has four primary competitors. Generally, these competitors are either divisions of larger entities or family owned and run operations. Competition in this segment is based on cost, as well as such value-added services as timely delivery, consistency in quality and design. In order to compete effectively, suppliers must be focused on each customer's specific needs and must have the level of sophistication necessary to meet their particular requirements. The Company believes its ability to focus on these niche markets, coupled with the level of sophistication provided by its experienced management team, enables KCI to compete effectively in the medium-security lock segment. In addition, due to its vertically integrated manufacturing processes, the Company believes that it is able to manufacture its products at a lower cost with a higher quality and faster turnaround time than its competitors.

      The high-security segment, which produces locks used in residential, commercial and automotive doors, as well as other high-security applications, is dominated by such companies as Schlage Lock Co., Master Lock, Inc. and Medeco Security Locks Inc. The Company believes competition in the high-security segment is principally based on name recognition. The low-security lock industry is a commodity-type business, in which competition is principally based on low cost and high volume delivery capabilities and not timely delivery or service. Competitors in this segment are generally located outside the United States in countries such as Mexico, China and Taiwan. Due to the dramatically different competitive dynamics of each market segment, management does not anticipate that the lock industry will experience significant shifts from one segment to another.

      The Flexible Shaft Business. KCI is the leading supplier to most of its end user markets, evidencing its ability to differentiate itself from its competitors based on quality as well as its design and manufacturing capabilities. Currently, there are two primary competing manufacturers of flexible shafts serving the segments addressed by KCI, one of which primarily competes in the weed trimmer market and the other of which primarily competes in the aerospace and general industrial markets. KCI management believes that KCI's competitor in the weed trimmer market currently focuses its resources in the automotive market, a high volume commodity-type market in which the Company chooses not to compete. In the aerospace and general industrial markets, the Company's principal competitor specializes in small diameter flexible shaft products, representing only a small segment of these markets. Although it is possible other competitors may seek to serve these markets, the Company believes that there exists today significant barriers to entry, including the availability of the Company's automatic winding machinery, which is not available for purchase and must be individually constructed, the availability of rubber covered casings for use in the construction market, which are only manufactured by the Company and the capital investment required to purchase the other capital equipment needed to manufacture products of similar quality. The Company also faces competition from companies that use the alternate rigid shaft technology. Typically, such companies either have in-house machine shops that manufacture the individual components needed for the rigid shaft or look to small machine shops to manufacture the components. Once the components are manufactured, the OEMs then assemble the rigid shaft systems needed for the specific application themselves.

Raw Materials and Suppliers

      The primary raw materials used by the Company are brass, zinc, stainless steel, steel wire and rubber, all of which are commodity items, readily available from a wide range of sources. The Company has enjoyed and continues to enjoy good relations with its suppliers and has not suffered any material interruptions in the delivery of its required materials. Additionally, the Company is not dependent on any single supplier. In the event a supply arrangement is terminated, the Company would be forced to look elsewhere for its raw materials which alternative sources management believes can be obtained with minimal, if any, business interruption. However, the prices for such materials can fluctuate, and such fluctuations can be material. A material increase in raw material prices could materially adversely effect the results of operations of the Company.

Employees

      As of December 31, 1998, the Company employed 763 persons on a full-time basis, including 4 persons who serve as executive officers. Of these employees, 190 are employed in the Flexible Shaft Business and 572 are employed in the Specialty Lock Business. Neither the Company nor any of its subsidiaries has any collective bargaining agreement and no employee of the Company or any of its subsidiaries is represented by a labor union. In addition, neither the Company nor any of its subsidiaries has ever had a work stoppage and each of the Company and its subsidiaries considers its relationship with its employees to be satisfactory.

Item 2. Properties.

      The Company owns a five-story, 208,000 square foot building in Hudson, Massachusetts, which it uses as the corporate headquarters, manufacturing and warehouse facilities for Hudson. In addition, the Company leases approximately 2,500 square feet in Hudsonville, Michigan, to serve as a distribution center for Specialty Lock Business products. The lease, which expires on August 31, 2001, provides for an annual rent of $45,000, payable monthly. The Company leases a 55,000 square foot building in Leominster, Massachusetts, which it uses as the corporate headquarters and manufacturing facilities of ESP. The lease, which expires on May 31, 2003, provides that beginning on June 1, 1998, the base rent shall be $200,000 plus annual increases based on the Consumer Price Index ("CPI"), not to exceed $10,000 per year. Rental payments for 1998 were $208,000.

      The Company owns a 250,000 square foot facility in Binghamton, New York, which serves as the corporate headquarters, manufacturing and warehouse facilities for Elliott. In addition, the Company leases a 28,500 square foot building in Binghamton, New York, which it formerly used as an office and manufacturing facility. The lease, which expires on December 31, 2008, provides for 5.0% annual increases. Rental payments for 1998 were $76,995. The Company currently sublets

8,947 square feet to an unrelated third party. In 1998, the sublet generated $22,341 in lease revenue. The Company also leases an 18,125 square foot building in Chenago Bridge, New York, which it currently uses as a manufacturing facility. This lease, which expires June 30, 2000, provides for an annual rent of $94,563, plus a 1.5% annual increase. Rental payments for 1998 were $94,563.

Item 3. Legal Proceedings.

      There are no pending material legal proceedings to which the Company or its properties is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's no par value common stock is not a publicly traded security.

Item 6. Selected Financial Data.

      The following selected financial data has been derived from the financial statements of the Company. For the three fiscal years ended December 31, 1996, the financial data set forth represents the results and the balance sheet data of Elliott (predecessor to the Company). The Company acquired Hudson on May 15, 1997 and ESP on December 10, 1997. The financial data set forth with respect to the two fiscal years ended December 31, 1998 includes the results of Hudson and ESP from their respective acquisition dates. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's consolidated financial statements and notes thereto.


                                           Year ended December 31,
                                           -----------------------

                            1998      1997         1996       1995        1994
                            ----      ----         ----       ----        ----
Revenue                     $61,862    $27,318    $13,449    $13,185    $13,612

Income from operations       11,953      5,115        447      2,372      1,880

Net income (a)(b)(c)              3      1,250        490      1,247        925

Total assets                 93,144     79,757     11,454     10,709     11,445

Long term obligations
(including current
maturities)                  81,278     66,856      3,428      3,608      5,005


(a) The Company elected to be treated as a subchapter S corporation under the Internal Revenue Code effective May 31, 1997. As an S corporation, the shareholders of the Company are personally liable for most taxes on the income of the Company. Accordingly, subsequent to May 31, 1997, the provision for income taxes includes only those taxes applicable to certain states. Due to the change in tax status, the 1997 tax provision includes a charge of $469 representing the write-off of net deferred tax assets.

(b) Effective January 1, 1996, Elliott changed the composition of costs included in inventory. Accordingly, Elliott recorded an adjustment to inventory cost at January 1, 1997 as the cumulative effect of a change in accounting principle. Had the Company applied this new accounting principle in the year ended December 31, 1995, income before income taxes and net income would not have been materially affected.

(c) Net income for the year ended December 31, 1998 reflects an extraordinary loss on early extinguishment of debt of $4,616.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      KCI is a leading manufacturer of custom engineered essential componentry for application in a diverse array of end-use products. The Company targets OEM markets where KCI believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. KCI, through its subsidiaries, has been designing and manufacturing medium-security locks and related accessories since 1963 and flexible shaft products since 1932.

      The Company designs and manufactures medium-security custom and specialty locks and locking systems to meet OEM customers' specifications. The Company's locks and associated hardware are designed to be utilized in a wide range of end-use markets including the office furniture, POS terminal and bank and postal accessory markets for use in products such as office furniture, electronic cash registers, bank bags, post office boxes and storage lockers.

      The Company's flexible shaft products are produced for both rotary power transmission and remote valve control applications in the industrial, aerospace and commercial markets. The Company designs and manufactures more than 2,000 flexible shaft products, all of which utilize wound wire assemblies to transmit rotary power when applications render rigid shaft technology (such as universal joints) less efficient or impossible. The Company's flexible shaft technology provides significant advantages over traditional rigid shaft technology. The Company's flexible shaft products are currently used in weed trimmers, lawn tractors, concrete vibrators, plant processing equipment and aircraft carriers, as well as in aerospace, medical, industrial and other products.

      On May 15, 1997, KCI acquired all of the issued and outstanding capital stock of Hudson from Jordan Industries, Inc. for a cash purchase price of $39.1 million and assumed liabilities of $1.2 million. On December 10, 1997, KCI acquired all of the issued and outstanding capital stock of ESP, which on June 22, 1997 had acquired the assets of RAD Lock, Inc., from certain individual shareholders for a cash purchase price of $16.3 million and assumed liabilities of approximately $10.4 million.

      In April 1998, KC LLC and Finance Corp. were formed to facilitate an offering of $80 million of senior secured notes, which was completed in May 1998. KC LLC is a wholly-owned subsidiary of the Company and owns 100% of Hudson, ESP and Elliott. Finance Corp. is a wholly-owned subsidiary of KC LLC and has no assets or operations.

Results of Operations

      The following table sets forth, for the periods indicated, consolidated statement of operations data for the Company expressed in dollar amounts (in thousands) and as a percentage of net sales. The results of operations of Hudson and ESP are included only from the date of their acquisition, May 15, 1997 and December 10, 1997, respectively. Such acquisitions have been accounted for as purchases.

                                                                                        Fiscal Year Ended December 31
                                                                                        -----------------------------
                                                              1996                     1997                       1998
                                                              ----                     ----                       ----
                                                                Percentage of              Percentage of             Percentage of
                                                       Amount     Net Sales      Amount      Net Sales      Amount     Net Sales
                                                       ------     ---------      ------      ---------      ------     ---------
Consolidated Statement of Operations Data:
Net Sales                                            $ 13,449       100.0%      $ 27,318       100.0%      $ 61,862       100.0%
Cost of goods sold                                      8,361        62.2         15,798        57.8         39,130        63.3
                                                     --------                   --------                   --------
Gross profit                                            5,088        37.8         11,520        42.2         22,732        36.7
Selling, general and administrative expenses(a)         4,641        34.5          6,405        23.4         10,779        17.4
                                                     --------                   --------                   --------
Income from operations                                    447         3.3          5,115        18.7         11,953        19.3
Other income                                                5         0.0             31         0.1            404         0.7
Interest expense                                         (254)        1.9         (3,007)       11.0         (7,641)       12.4
                                                     --------                   --------                   --------
Income before taxes and change in accounting
   principle                                              198         1.5          2,139         7.8          4,716         7.6
Provision  for income taxes                               (21)        0.2           (889)        3.3            (97)        0.2
Extraordinary loss on early extinguishment of
   debt                                                    --          --             --          --          4,616         7.5
Cumulative effect of change in accounting
   principle                                              313         2.3             --          --             --          --
                                                     --------                   --------                   --------
Net income                                          $     490         3.6%      $  1,250         4.6%       $     3         0.0
                                                    =========                   ========                   ========

----------

(a) Selling, general and administrative expenses include salaries and other compensation of customer service, sales, marketing, finance and administrative personnel, as well as amortization of goodwill and deferred financing costs, and other fees and expenses related to the management and administration of the Company.

Year Ended December 31, 1998 compared to Year Ended December 31, 1997

      Net Sales: Net sales increased by approximately $34.5 million, or 126.5%, from approximately $27.3 million for fiscal 1997 to approximately $61.9 million for fiscal 1998. Of this increase, approximately $32.5 million resulted from the inclusion of net sales from the Specialty Lock Business from the dates of its acquisition. Net sales for the Flexible Shaft Business increased by $2.0 million, or 14.2%, from $14.2 million for fiscal 1997 to $16.2 million for fiscal 1998. This increase is primarily attributable to customer consolidation, increased penetration and new product acceptance in the lawn and garden power equipment market, and greater product acceptance in the maritime market.

      Gross Profit: Gross profit increased by approximately $11.2 million, or 97.3%, from approximately $11.5 million for fiscal 1997 to approximately $22.7 million for fiscal 1998. Approximately $10.8 million of this increase is attributable to the inclusion of the Specialty Lock Business from the dates of its acquisition. The additional increase of approximately $389,000 was attributable to the Flexible Shaft Business. Gross profit as a percentage of net sales decreased from approximately 42.2% for fiscal 1997 to approximately 36.7% for fiscal 1998. This decrease was primarily due to the inclusion, for the full year in 1998, of the Specialty Lock Business, which historically has produced a lower gross margin percentage than the Flexible Shaft Business. Gross profit from the Specialty Lock Business, as a percentage of such segment's net sales was 35.0% for fiscal 1998. Gross profit from the Flexible Shaft Business as a percentage of such segment's net sales, decreased from approximately 44.6% for fiscal 1997 to approximately 41.5% for fiscal 1998. This decrease in gross profit as a percentage of net segment sales was the result of a change of product mix in the lawn and garden power equipment market, with a substantial portion of the increase in sales attributable to lower gross margin products.

      Selling, General and Administrative Expenses: SG&A increased by approximately $4.4 million, or 68.3%, from approximately $6.4 million for fiscal 1997 to approximately $10.8 million for fiscal 1998. Included in SG&A for fiscal 1998 is $2.1 million of amortization of goodwill and other intangibles associated with the acquisition of the Specialty Lock Business. The comparable amortization for the same period in 1997 was $665,000. The remaining increase is primarily attributable to the inclusion of SG&A of the Specialty Lock Business for the full 1998 period, as well as increased corporate expenses as a result of adding professional staff and the incurrence of corporate level professional fees. Management fees increased by $140,000 in accordance with a new management agreement entered into as of May 28, 1998. SG&A as a percentage of net sales decreased from approximately 23.4% in fiscal 1997 to approximately 17.4% in fiscal 1998. This decrease is primarily attributable to the inclusion for the full fiscal year in 1998 of the Specialty Lock Business, which has lower SG&A expenses as a percentage of net sales. SG&A of the Flexible Shaft Business as a percentage of such business segment's net sales decreased from approximately 24.6%
in fiscal 1997 to approximately 20.1% in fiscal 1998. This decrease is primarily attributable to growth in Flexible Shaft Business net sale which exceeded growth in such segment's SG&A expenses.

      Income from Operations: Income from operations increased by approximately $6.8 million, or 133.7% from approximately $5.1 million for fiscal 1997 to approximately $12.0 million for fiscal 1998. Operating income of the Specialty Lock Business increased by $7.0 million or 228.9% due to its inclusion in the results for the full fiscal year 1998 and its inclusion in only a portion of the comparable period in fiscal 1997. Operating income for the Flexible Shaft Business increased by $266,000 or 9.4%, from approximately $2.8 million in fiscal 1997 to approximately $3.1 million in fiscal 1998 due to factors discussed above. The increases in income from operations, discussed above, were partially offset by an increase in corporate expenses, also discussed above.

      Interest Expense: Interest expense increased from approximately $3.0 million for fiscal 1997 to approximately $7.6 million for fiscal 1998. This increase is primarily due to the incurrence of debt issued in connection with the acquisition of the Specialty Lock Business and the issuance of Senior Notes in May 1998.

      Provision for Income Taxes: Effective May 31, 1997, the Parent elected to be treated as a subchapter S corporation which causes the Shareholders to be personally liable for taxes due on the income of the Company. The provision for income taxes for fiscal 1998 of $97,000 is for taxes on income due in certain states.

      Net Income: Net income decreased from approximately $1.3 million for fiscal 1997 to net income of approximately $3,000 for fiscal 1998, after an extraordinary charge in 1998 of $4.6 million resulting from the early repayment of debt. Income before the extraordinary charge increased by approximately $3.3 million, from approximately $1.3 million in fiscal 1997 to approximately $4.6 million in fiscal 1998. Of the total increase, approximately $6.9 million is attributable to the inclusion of the Specialty Lock Business in the results of the full fiscal year 1998. Net income of the Flexible Shaft Business, before the extraordinary charge, increased by approximately $1.5 million due to factors discussed above and a decrease in the provision for income taxes of approximately $882,000. Offsetting the aforementioned increases was a $5.1 million increase in corporate expenses, primarily interest expense as discussed above.

Year Ended December 31, 1997 compared to Year Ended December 31, 1996

      Net Sales: Net sales increased by approximately $13.9 million, or 103.1%, from approximately $13.4 million for fiscal 1996 to approximately $27.3 million for fiscal 1997. Of this increase, approximately $13.1 million resulted from the inclusion of net sales from the Specialty Lock Business from the dates of its acquisition. Net sales for the Flexible Shaft Business increased by $724,000, or 5.4%, from $13.4 million for fiscal 1996 to $14.2 million for fiscal 1997. This increase is primarily attributable to overall growth in the construction market and greater product acceptance in the commercial segment of the aerospace market. Increases in sales to customers in these markets were partially offset by a decline in sales to the lawn and garden power equipment market due to the temporary loss of a particular customer.

      Gross Profit: Gross profit increased by approximately $6.4 million, or 126.4%, from approximately $5.1 million for fiscal 1996 to approximately $11.5 million for fiscal 1997. Approximately $5.2 million of this increase is attributable to the inclusion of the Specialty Lock Business from the dates of its acquisition. The additional increase of approximately $1.2 million was attributable to the Flexible Shaft Business. Gross profit as a percentage of net sales increased from approximately 37.8% for fiscal 1996 to approximately 42.2% for fiscal 1997 due to increased margins in the Flexible Shaft Business, which were slightly offset by the inclusion of the Specialty Lock Business which has historically produced a lower gross margin. Gross profit from the Specialty Lock Business as a percentage of such segment's, net sales was 39.6% for fiscal 1997. Gross profit as a percentage of net sales for the Flexible Shaft Business increased from approximately 37.8% for fiscal 1996 to approximately 44.6% for fiscal 1997. This improvement in gross profit as a percentage of net sales was due to (i) a write-off of obsolete inventory in fiscal 1996, (ii) changes in product mix and (iii) improved efficiencies due to consolidation and vertical integration.

      Selling, General and Administrative Expenses: SG&A increased by approximately $1.8 million, or 38.0%, from approximately $4.6 million for fiscal 1996 to approximately $6.4 million for fiscal 1997. Of this increase, $665,000 is attributable to the amortization of goodwill and other intangibles associated with the acquisition of the Specialty Lock Business and approximately $1.5 million is attributable to the SG&A of the Specialty Lock Business since the dates of its acquisition. The remaining increase of approximately $145,000 relates to increased corporate expenses, primarily management fees. SG&A of the Flexible Shaft Business decreased by $510,000, or 12.8%, from $4.0 million for fiscal 1996 to approximately $3.5 million for fiscal 1997, primarily due to a $702,000 reduction in nonrecurring business consolidation charges, partially offset by a $130,000 increase in occupancy costs. SG&A as a percentage of net sales decreased from approximately 34.5% in fiscal 1996 to approximately 23.5% for fiscal 1997, primarily due to the inclusion of the Specialty Lock Business which has historically had lower SG&A expenses as a percentage of net sales. SG&A of the Specialty Lock Business as a percentage of such segment's net sales was 16.3% for fiscal 1997. SG&A as a percentage of Flexible Shaft Business net sales decreased from approximately 29.7% for fiscal 1996 to approximately 24.6% for fiscal 1997, due to the factors discussed above.

      Income from Operations: Income from operations increased by approximately $4.7 million, or 1,044.3% from $447,000 for fiscal 1996 to approximately $5.1 million for fiscal 1997. Approximately $3.1 million of this increase is attributable to the inclusion of the Specialty Lock Business from the dates of its acquisition. Income from operations of the Flexible Shaft Business increased by approximately $1.7 million, or 360.4%, from approximately $1.1 million for fiscal 1996 to approximately $2.8 million for fiscal 1997, due to the factors discussed above. This increase was slightly offset by an increase of approximately $145,000 in corporate expenses, as discussed above.

      Interest Expense: Interest expense increased from $254,000 for fiscal 1996 to approximately $3.0 million for fiscal 1997. This increase is primarily due to the incurrence of debt issued in connection with the acquisition of the Specialty Lock Business.

      Provision for Income Taxes: Provision for income taxes increased from $21,000 in fiscal 1996 to $889,000 in fiscal 1997. Effective May 31, 1997, the Parent elected to be treated as a subchapter S corporation. Therefore, the Company ceased accruing a provision for federal income taxes as of such date and wrote off a net deferred tax asset in the amount of $469,000 in fiscal 1997, as no future benefit will be derived therefrom.

      Net Income: Net income increased from $490,000 for fiscal 1996 to approximately $1.3 million for fiscal 1997, due to the factors discussed above, and net of a $313,000 credit for the cumulative effect of a change in accounting principle in fiscal 1996 relating to the allocation of costs to inventory.

Liquidity and Capital Resources

Historical

      The Company has historically generated funds from its operations and its working capital requirements generally do not fluctuate from quarter to quarter.

      Cash flow provided by operating activities was approximately $8.7 million and $4.0 million for the fiscal year ended December 31, 1998 and 1997, respectively. The operating activities of the Company for 1998 and 1997 include the operations of the Specialty Lock Business from the dates of its acquisition.

      For the fiscal year ended December 31, 1998 and 1997, net cash used in investing activities was approximately $2.7 million and approximately $56.1 million, respectively. Investing activities for the fiscal year ended December 31, 1998 consisted primarily of expenditures for property, plant and equipment. For the fiscal year ended December 31, 1997, investing activities consisted of the acquisition of Hudson for $39.1 million, the acquisition of ESP for $16.3 million and expenditures for property, plant and equipment for approximately $695,000.

      Financing activities provided net cash of approximately $5.7 million for the fiscal year ended December 31, 1998 and approximately $53.2 million for the same period of 1997. Included in financing activities for the fiscal year ended December 31, 1998 was (i) the issuance in May 1998 by the Company of certain senior secured notes in the amount of $80 million (the "Old Notes"), which notes were subsequently exchanged in November 1998 for senior secured notes registered under the Securities Act of 1933, with substantially identical terms (the "Senior Notes"), (ii) the repayment of existing debt obligations of approximately $66.2 million, and (iii) approximately $8.5 million in costs associated with debt repayment, repurchase of warrants associated with previous debt obligations and issuance costs for a new credit facility (the "New Credit Facility") and the Senior Notes. For the fiscal year ended December 31, 1997, financing activities were primarily related to the acquisition of the Specialty Lock Business.

Prospective

      As of December 31, 1998, the Company had a cash balance of approximately $13.1 million. In addition, in July 1998 the Company entered into the New Credit Facility, which provided for revolving credit borrowings of up to $15.0 million and additional borrowings of up to $25.0 million for future acquisitions. Among other provisions, the New Credit Facility provides that (i) availability of revolving credit loans will be subject to a borrowing base, (ii) availability of acquisition loans will be subject to various criteria, including pro forma compliance with certain financial ratios and (iii) the Company will be required to prepay outstanding balances out of excess cash flow and proceeds from certain asset sales. This New Credit Facility was subsequently amended and restated by the Company in January 1999 in conjunction with the Company's acquisition of the Valley Forge Corporation, whereby the revolving credit facility of $15.0 million and acquisition credit facility of up to $25.0 million were replaced with a term loan facility of $60.0 million and a revolving credit facility of up to $40.0 million of which the entire term loan and approximately $18.6 million of the revolving loan is outstanding. See "Acquisition of Valley Forge Corporation" and Note 14 "Subsequent Events" to the Consolidated Financial Statements of the Company contained elsewhere in this report.

      With the consummation of the senior note offering in May 1998, the Company became required to make semiannual interest payments on the Old Notes, together with interest and principal payments on other existing indebtedness including indebtedness under the New Credit Facility, if any.

      The Company's remaining liquidity demands will be for capital expenditures and other general corporate purposes. As of December 31, 1998, the Company had outstanding commitments for capital expenditures of approximately $500,000 and anticipates further capital expenditures of approximately $2.0 million for 1999, primarily to maintain its facilities, expand its production capacity in order to take advantage of profitable market opportunities and to further automate its production processes to maximize profitability. The Company expects that capital expenditure requirements will decrease subsequent to 1999. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service, and other general requirements, the Company would seek to utilize its borrowing availability under the Credit Facility.

      Management believes that the Company's cash flow from operations, together with borrowing availability under the New Credit Facility, will be adequate to meet its anticipated capital requirements for the foreseeable future.

Inflation

      Inflation has not been material to the Company's operations for the periods presented.

Backlog

      The Company's backlog of orders as of December 31, 1998 and 1997 was approximately $12.4 million and $11.6 million, respectively. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial portion of the Company's sales have a three to eight week lead time and, therefore, only a small portion of orders, in relation to the annual sales of the Company, are in backlog at any point in time. In addition, purchase orders can generally be canceled at any time without penalty.

Year 2000

      The Year 2000 Problem

      The Company is heavily dependent upon computer technology to effectively carry out its day-to-day operations. In addition, the Company is dependent on suppliers and customers who also use computer technology in the conduct of their business. The terms "Year 2000 issues" or "Year 2000 problems," or words of a similar nature, refer to the potential for failure of computer applications as a result of the failure of programs to properly recognize and handle dates beyond the year 1999. In the case of the Company, such computer applications may include customer order processing, inventory management, shipment of products, manufacturing process controllers, internal financial systems and other information systems, among others.

      Readiness

      The Company's assessment of the possible consequences of Year 2000 issues on its business, results of operations, or financial conditions is not complete, but is continuing in accordance with a Year 2000 compliance plan (the "Year 2000 Plan"). The Year 2000 Plan includes (1) upgrading the Company's information technology software and all applicable software and embedded technology applications in its manufacturing equipment and systems to become year 2000 compliant, (2) assessing the Year 2000 readiness of suppliers and customers, and
(3) developing contingency plans, if practicable, for critical systems and processes. Implementation of the Year 2000 Plan has been undertaken at the Company's three operating subsidiaries and with respect to various operating and information systems in varying degrees to date. The Year 2000 Plan is expected to be fully implemented at all locations and with respect to all critical information systems in 1999.

      Progress to date includes the purchase of upgraded hardware and software packages and reprogramming of existing systems. All internal systems are expected to be Year 2000 compliant by mid 1999. Because the Company is dependent on its suppliers and customers to successfully and profitably operate its business, the Year 2000 Plan includes an assessment process with respect to those vendors and customers deemed most critical to the operations and business of the Company. To date, the Company has contacted certain vendors and anticipates completing its vendor assessment process by the end of the first quarter of 1999. The initial steps of a select analysis of the Company's significant customers to determine the potential effect of Year 2000 issues on these customers commenced in the fourth quarter of 1998 with expected completion by mid 1999. The Year 2000 Plan requires continued assessment throughout 1999 in these areas.

      Costs

      The costs of the Year 2000 Plan include the purchase price of computer hardware and software packages, fees for contract programmers and the cost of internal information technology resources. The costs of achieving Year 2000 compliance have not been material to date and are not expected to be material.

      Risks

      The Company expects no material adverse effect on its results of operations, liquidity, or financial condition as a result of problems encountered in its own business as a result of Year 2000 issues or as a result of the impact of Year 2000 problems on its vendors or customers. However, the risks to the Company associated with Year 2000 issues could be significant. While the Company is undertaking its own evaluation and testing of its information technology and non-information technology systems, it is dependent to some extent on the assurances and guidance provided by suppliers of technology and programming services as to Year 2000 compliance readiness.

      Similarly, the Company's Year 2000 Plan calls for an ongoing analysis of the possible effects of Year 2000 problems on its suppliers of materials and non-information technology goods and services as well as its customers and the demands for its products. The Company has limited ability to independently verify the possible effects of Year 2000 issues on its customers and suppliers. Therefore, the Company's assumptions concerning the effect of Year 2000 issues on its results of operations, liquidity, and financial condition relies on its ability to analyze the business and operations of each of its critical vendors or customers. This process, by the nature of the problem, is limited to such persons' public statements, their responses to the Company's inquiries, and the information available to the Company from third parties concerning the industries or particular vendors or customers involved.

      Risk also exists that despite the Company's best efforts, critical systems may malfunction due to Year 2000 problems and disrupt its operations. The Company is unable to determine at this time the nature or length of time for such possible disruption and therefore the potential materiality thereof to its business or profitability.

      Interruptions of communication services or power supply due to Year 2000 problems can cause affected locations to cease or curtail production or receipt and shipment of materials and products. The Company is dependent on the suppliers of power and communication services that no such disruptions occur.

      Contingency Plans

      As part of its Year 2000 Plan, the Company will continue to identify and evaluate risks and possible alternatives should various contingencies arise. The Company has prioritized remediation of its most critical information systems and believes that they will be Year 2000 compliant by the end of the second quarter of 1999. Should unforeseen circumstances result in substantial delay that may lead to disruption of business, the Company will develop contingency plans where possible and not cost prohibitive. To some extent the Company may not be able to develop contingency plans, such as in the case of communication services or the supply of power.

Acquisition of Valley Forge Corporation

      On December 2, 1998, KCI Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of KC LLC, entered into an Agreement and Plan of Merger with Valley Forge Corporation, a Delaware corporation ("VFC"), which was amended by Amendment No. 1 on December 28, 1998, pursuant to which Acquisition Corp. would be merged with and into VFC. On December 3, 1998, pursuant to the Agreement and Plan of Merger, Acquisition Corp. announced a tender offer with respect to all issued and outstanding shares of the common stock, par value $.50, per share of VFC, for a purchase price of $19.00 per share. The tender offer was completed on January 15, 1999 and pursuant thereto the Company purchased approximately 94.6% of VFC's issued and outstanding shares of common stock. On January 19, 1999, Acquisition Corp. merged with and into VFC and pursuant to such merger the Company acquired the remaining outstanding shares of VFC, also at $19.00 per share. The aggregate purchase price for the VFC shares acquired in the tender offer and pursuant to the merger was approximately $84 million. KC LLC and the Company obtained the funds required to purchase the outstanding shares of VFC through cash on hand and approximately $78 million of borrowings under the amended and restated New Credit Facility. Through its subsidiaries, VFC designs, manufactures and distributes a broad line of marine accessories and equipment and manufactures marine electrical shore power connectors, power inverters and other electrical equipment. See "Liquidity and Capital Resources -- Prospective" and
Note 14 "Subsequent Events" to the Consolidated Financial Statements of the Company contained elsewhere in this report.

New Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged.

Forward Looking Information: Certain Cautionary Statements

      Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K that are not related to historical results, are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties, including but not limited to the Company's dependence on regulatory approvals, its future cash flows, sales, gross margins and operating costs, the effect of conditions in the industry and the economy in general, and legal proceedings. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-K, and in other reports filed by the Company with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The information required by this item is set forth in the Consolidated Financial Statements of the Company contained in this report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

      The Company's 1998 Consolidated Financial Statements, together with the report of PricewaterhouseCoopers LLP dated February 19, 1999, are included elsewhere herein. See Item 14 for a list of Financial Statements and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors, Executive Officers and Key Employees of the Company.

      The following table sets forth information with respect to the directors, executive officers and other key employees of the Company and its subsidiaries as of December 31, 1998. All directors and officers of the Company and its subsidiaries hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified.

Name                       Age           Position
----                       ---           --------

John S. Dyson              56       Chairman of the Board of Directors of the
                                    Company, KC LLC and Finance Corp., Director of Hudson, Director of Elliott and Director of ESP

Clay B. Lifflander         36       President and Director of the Company, KC
                                    LLC and Finance Corp., Vice President and
                                    Director of Hudson, Director of Elliott and
                                    Vice President and Director of ESP

Alan L. Rivera             36       Vice President, Secretary and Director of
                                    the Company, KC LLC and Finance Corp., Vice
                                    President, Secretary and Director of Hudson,
                                    Assistant Secretary and Director of Elliott and Vice President, Secretary and Director of ESP

David H. Bova              40       Vice President--Development and Director of
                                    the Company, KC LLC and Finance Corp.,
                                    Director of Hudson, Director of Elliott and
                                    Director of ESP

George M. Scherer          45       Vice President--Manufacturing and Director
                                    of the Company, KC LLC and Finance Corp.,
                                    Vice President and Director of Hudson,
                                    President and Director of Elliott and
                                    Director of ESP

James D. Wilcox            49       Chief Financial Officer and Vice President
                                    of the Company, KC LLC, Finance Corp.,
                                    Elliott, Hudson and ESP and Treasurer of the Company, KC LLC and Finance Corp., through
                                    January 25, 1999

Michael L. Colecchi        49       President of Hudson

August M. Boucher          47       President of ESP

      John S. Dyson has been Chairman of the Board of Directors of the Company, KC LLC and Finance Corp. since their inception. Since 1996, Mr. Dyson has been Chairman of the Board of Directors of Millbrook Capital Management ("Millbrook"), a management company providing executive level services to the Company under the Management Agreement, and he currently serves as Chairman of the Mayor of the City of New York's Council of Economic Advisors. From 1994 to 1996, Mr. Dyson served as Deputy Mayor for Finance and Economic Development for the City of New York. From 1982 to 1993 Mr. Dyson was the Chairman of Dyson-Sinclair Associates, a management company and the predecessor of Millbrook. From 1976 to 1979, he served as Commissioner of the New York State Department of Commerce. Mr. Dyson was Vice Chairman of Dyson-Kissner-Moran Corporation from 1970 to 1975, at which time he was appointed to the position of Commissioner of the New York State Department of Agriculture.

      Clay B. Lifflander has been the President and a Director of the Company, KC LLC and Finance Corp. since their inception. Mr. Lifflander has been President of Millbrook since 1995, and from 1994 to 1995, Mr. Lifflander was President of the New York City Economic Development Corporation. Previously, Mr. Lifflander was Managing Director in the Mergers and Acquisitions Group at Smith Barney Inc., where he worked from 1984 to 1994.

      Alan L. Rivera has been the Vice President, Secretary and a Director of the Company, KC LLC and Finance Corp. since their inception. Since September 1996, Mr. Rivera has also been employed by Millbrook, where he serves as Chief Financial Officer and General Counsel. From 1994 to 1996, Mr. Rivera served as Executive Vice President of Finance and Administration and General Counsel of the New York City Economic Development Corporation. From 1990 to 1994, Mr. Rivera was an associate with the New York City law firm of Townley & Updike, specializing in corporate finance matters, and from 1987 to 1990, Mr. Rivera was an associate with Mudge, Rose, Guthrie, Alexander and Ferdon, specializing in public finance matters.

      David H. Bova has been the Vice President--Development and a Director of the Company, KC LLC and Finance Corp., since their inception. He has also served as President of Millbrook Vineyards Winery, Inc., and Pebble Ridge Vineyards, Inc. since 1994 and 1992, respectively, and he has been Vice
President--Development of Millbrook since 1995.

      George M. Scherer has been the Vice President--Manufacturing and a Director of the Company and KC LLC since their inception. Mr. Scherer has been with Elliott since 1978 when he began as Engineering Manager. He has served as the President and a Director of Elliott since 1982. Prior to joining Elliott, Mr. Scherer was a product application engineer for Stow Manufacturing Company, Inc. in Binghamton, N.Y. from 1975 to 1978. Prior to his position at Stow Manufacturing Company, Inc., Mr. Scherer was a plant engineer at GAF Corporation in Binghamton, N.Y. from 1973 to 1975.

      James D. Wilcox joined the Company as Chief Financial Officer in April 1998. Before joining the Company, Mr. Wilcox had, since 1992, been the Chief Financial Officer of Systems Engineering and Manufacturing Corp., an international manufacturer of automated capital equipment. From 1990 to 1992, Mr. Wilcox was the Vice President--Finance and Administration of Docktor Pet Holdings, Ltd., a national chain of specialty retail and franchised stores and a subsidiary of a publicly held company.

      Michael L. Colecchi has been with Hudson since 1970, when he began as a tool and die maker. He subsequently assumed various positions of responsibility in Hudson's manufacturing department until 1980, when he was appointed Plant Manager. In 1984, Mr. Colecchi was promoted to Vice President of Manufacturing. In 1989, Mr. Colecchi was promoted to Vice President and General Manager. Mr. Colecchi has served as President of Hudson since 1996.

      August M. Boucher has been with ESP since 1972, when he began as a tool designer and manufacturing manager. He subsequently assumed various positions of responsibility in ESP's manufacturing department until 1979 when he was appointed Plant Manager. In 1982, Mr. Boucher was promoted to Vice President--Manufacturing. Mr. Boucher has served as President of ESP since 1993.

      Robert B. Kay became Vice President and Chief Financial Officer of the Company, KC LLC and Finance Corp. on February 1, 1999 and a director of the Company in March 1999. From August 1998 through December, 1998, Mr. Kay was the Senior Vice-President and Chief Financial Officer, as well as a director of, Tiffen Manufacturing Corp., a manufacturer and distributor of photographic and imaging products. From January 1994 through August 1998, Mr. Kay was a Senior Vice-President and Chief Financial Officer of Oxford Resources Corp. (renamed NationsBank Auto Leasing, Inc.), a publicly traded consumer finance company.

Item 11. Executive Compensation.

                           SUMMARY COMPENSATION TABLE

      The summary table sets forth information with respect to the compensation of each of the named executive officers and key employees for services provided in all capacities to the Company and its subsidiaries in the fiscal year ended December 31, 1998, the only full year in which the Company paid compensation to employees. No other executive officer, key employee or former executive officer or key employee received more than $100,000 compensation in the fiscal year ended December 31, 1998.

                                                                                        Long Term
                                                 Annual Compensation                   Compensation
                                      -------------------------------------------      ------------
                                                                        Other           Securities
                                                                        Annual          Underlying
Name and position          Year        Salary($)      Bonus($)      Compensation($)     Options(#)
-------------------      --------      ---------      --------      --------------      ----------
James D. Wilcox
Vice President and
Chief Financial Officer   1998         $130,000            --         $ 17,500(1)            .8

George M.  Scherer
President of Elliot       1998         $302,994            --(2)      $  9,460(3)            --

Michael L. Colecchi
President of Hudson       1998         $213,395      $149,029               --              1.5

August M. Boucher
President of ESP          1998         $165,000            --               --(4)            --

----------
(1) Consisted of cash payments made pursuant to Mr. Wilcox's employment agreement with the Company for miscellaneous expenses, including a car allowance.
(2) Mr. Scherer's bonus for 1998 is not yet determinable, however, Mr. Scherer was paid his accrued 1997 bonus in 1998, which bonus totaled $38,928.
(3) Consisted of cash payments pursuant to Mr. Scherer's employment agreement for miscellaneous expenses.
(4) Mr. Boucher received a total of $340,000of deferred compensation in January 1998.

      The salaries for the year ended December 31, 1998 of Clay B. Lifflander and Alan L. Rivera were paid by Millbrook Capital Management, Inc. ("Millbrook") pursuant to the terms of a

Management Agreement. See "Certain Relationships and Related Transactions -- Management Agreement."

      The Company has employment agreements with the Presidents of each of Elliott, Hudson and ESP and with Robert B. Kay, the current Chief Financial Officer of the Company. The Company was party to an employment agreement with James D. Wilcox, former Chief Financial Officer of the Company, which was terminated effective March 19, 1999. See "Employment and Related Agreements."

                        OPTION GRANTS IN LAST FISCAL YEAR

      The following table summarizes the options that were granted to named executive officers and key employees of the Company and its subsidiaries in the fiscal year ended December 31, 1998.

                                                                                                  Potential Realizable
                                                                                                    Value at Assumed
                                                                                                      Annual Rates
                                   Individual Grants                                              for Option Term(1)(2)
                         --------------------------------------                                   ---------------------
                                                  Percent of
                             Number of           Total Options
                            Securities            Granted to        Exercise
                            Underlying           Employees in         Price       Expiration
Name                     Options Granted(#)       Fiscal Year        ($/sh)          Date             5%              10%
----------------         ------------------      ------------       --------      -----------      -------         --------
James D. Wilcox                 .8(3)               34.8%           $350,000       4/17/03         $77,359         $170,943
Michael Colecchi               1.5                  65.2%           $250,000       4/27/08         $480,170        $986,715

----------
(1) Assumes a fair market value of $350,000 per share of common stock, as determined in good faith by the Company's Board of Directors.
(2) Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the term of the options. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and are not intended to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common Stock, the holder's continued employment through applicable vesting periods and the date on which the options are exercised. The potential realizable value of the foregoing options is calculated by assuming that the fair market value of the Common Stock on the date of grant of such options equalled the exercise price of such options.
(3)   Option canceled March 19, 1999

               AGGREGATED OPTION EXERCISES DURING FISCAL 1998 AND
                             YEAR END OPTION VALUES

      The following table provides information related to options exercised by each of the named executive officers and key employees during the year ended December 31, 1998 and the number and value of options held at December 31, 1998. At December 31, 1998, the Company did not have any outstanding stock appreciation rights.

                                              Value of Unexercised
                Number of Unexercised         In-the-Money Options
                Options at Year End(1)            at Year End(1)
                ----------------------        ---------------------

Name        Exercisable     Unexercisable    Exercisable    Unexercisable
--------    -----------     -------------    -----------    -------------
James D.       --             .8(2)                 --              --
Wilcox

Michael
Colecchi       .4             1.1              $26,666         $73,334

----------
(1) Assumes a fair market value of $350,000 per share of common stock, as determined in good faith by the Company's Board of Directors.
(2)   Option canceled March 19, 1999

Employment and Related Agreements

      The employment agreement with George M. Scherer, President of Elliott, is dated January 16, 1996, terminates on January 16, 2001 and provides Mr. Scherer with a base salary of $225,000 per year, as well as an annual cash bonus in the event Elliott reaches certain targeted levels of earnings. This agreement also provides that Mr. Scherer (i) will not compete with Elliott for three years after termination of his agreement, (ii) will keep all proprietary information confidential and (iii) will assign to Elliott all innovations that may be developed by Mr. Scherer during his employment. The employment agreement with Michael L. Colecchi, President of Hudson, is dated as of May 15, 1997, terminates on December 30, 2001 and provides Mr. Colecchi with a base salary of $205,000 per year, subject to a yearly increase based on the CPI, as well as an annual cash bonus based on Hudson attaining certain earnings targets. Pursuant to an amendment to Mr. Colecchi's employment agreement, the Parent has granted Mr. Colecchi a ten year option to purchase 1.5 shares of the Parent's common stock pursuant to the Parent's 1998 Long-Term Incentive Plan (the "1998 Plan"), which shall vest and become exercisable over a period of four years at an exercise price of $250,000 per share, in consideration for the elimination of certain contingent bonus provisions contained in Mr. Colecchi's agreement. See "Certain Transactions." The employment agreement with August M. Boucher, President of ESP, is dated as of December 10, 1997, terminates on December 31, 2002, and provides Mr. Boucher with a base salary of $165,000 per year, subject to a yearly increase based on the CPI. Mr. Boucher is also eligible for bonuses, in such amounts and at such times as ESP's Board of Directors may, in its sole discretion, determine. Included in Mr. Colecchi's and Mr. Boucher's agreements are provisions that the officers are not to compete with their respective employers for five years after termination of their respective agreements as well as confidentiality provisions.

      The employment agreement with James D. Wilcox, the former Chief Financial Officer of the Company, is dated as of April 17, 1998. The employment agreement terminates on March 29, 2003 and provides Mr. Wilcox with a base salary of $130,000 per year, subject to a yearly increase based on the CPI, as well as an annual cash bonus subject to the sole discretion of the Board of Directors of the Company. Pursuant to such agreement, Mr. Wilcox has been granted a five year option to purchase 0.8 shares of the Parent's common stock under the Parent's 1998 Plan, which shall vest and become exercisable over a period of four years at an exercise price of $350,000 per share. Included in this agreement are provisions that Mr. Wilcox is not to compete with the Company for two years after termination of his agreement, as well as a confidentiality provision.

      On March 9, 1999, KC LLC and Mr. Wilcox entered into an Agreement and General Release, whereby Mr. Wilcox voluntarily and irrevocably resigned from his employment with KC LLC and its subsidiaries. In consideration of his resignation and in full discharge of any and all obligations to Mr. Wilcox, KC LLC has agreed to pay Mr. Wilcox $17,500. Mr. Wilcox agreed to confidentiality and non-solicitation provisions customary in agreements of this type. Mr. Wilcox's option to acquire certain shares of stock in the Company terminated by its terms contemporaneous with his resignation from KC LLC which was effective March 19, 1999.

      The employment agreement with Robert B. Kay, the current Chief Financial Officer of the Company, is dated March 1, 1999, terminates March 1, 2004 and provides for, among other things, a base salary of $250,000 per annum with yearly increases based on the CPI, an annual incentive bonus in the event Mr. Kay and the Company reach certain performance goals, a car allowance, and vacation and benefits commensurate with the plans and programs generally offered by the Company to employees of the same level and responsibility of Mr. Kay. The agreement also provides that Mr. Kay will not compete with the Company for two years after termination of his agreement and contains certain confidentiality provisions.

Long-Term Incentive Plan

      The Company's 1998 Plan was adopted to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants of the Company, KC LLC and its subsidiaries and to promote the success of the Company's business. Options granted under the 1998 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. In addition, stock appreciation rights, and restricted stock awards and other stock-based awards may be granted under the 1998 Plan. The Company has reserved 20 shares of its no par value common stock (the "Common Stock") for issuance in respect of options and other awards granted under the 1998 Plan. As of December 31, 1998, options to purchase an aggregate of 2.3 shares were outstanding under the 1998 Plan at a weighted average exercise price of $284,783, of which options to purchase 0.4 shares are currently exercisable. Such outstanding options consisted of an option granted to Michael L. Colecchi in April 1998 in connection with an amendment to his employment agreement and an option granted to James D. Wilcox pursuant to his employment agreement with the Company. See " Executive Compensation."

      The 1998 Plan is administered by the Board of Directors, which has the power to determine the terms of any options or awards granted thereunder, including the exercise price, the number of shares subject to the option or award, and the exercisability thereof. Options and awards granted under the 1998 Plan are generally not transferable, and each option or award is exercisable during the lifetime of the optionee only by such optionee. The exercise price of all incentive stock options granted under the 1998 Plan must be at least equal to the fair market value of the shares of Common Stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any stock option granted must be equal to at least 110% of the fair market value on the grant date and the maximum term of the option must not exceed five years. The term of all other options or awards under the 1998 Plan may not exceed ten years. The specific terms of each option grant or award are approved by the Board of Directors and are reflected in a written stock option or award agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Finance Corp is a wholly-owned subsidiary of KC LLC and KC LLC is a wholly-owned subsidiary of the Company. The following table sets forth information concerning the beneficial ownership of the Company's Common Stock as of February 19, 1999 of (i) each person known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) by each director, executive officer and key employee of the Company and/or any of its subsidiaries and (iii) all such directors, executive officers, and key employees as a group. All shares are owned with sole voting and investment power, unless otherwise indicated.

Beneficial Owner                                 Common Stock Beneficially Owned
----------------                                 -------------------------------
                                                 Shares(1)              %
                                               ----------------    -------------
John S. Dyson                                       69.7188(2)            66.6%

Charles H. Dyson Trust #1                           11.8536(2)            10.6%
    F/B/O John S. Dyson
    U/A DTD 8/2/68

Charles H. Dyson Trust #1                           11.8536(2)            10.6%
    F/B/O John S. Dyson
    U/A DTD 4/6/76

Margaret M. Dyson Trust #1                          11.1390(2)            10.0%
    F/B/O John S. Dyson
    U/A DTD 3/26/68

Clay B. Lifflander                                  53.4803(3)            48.0%

George Scherer                                        10.00                9.5%

Alan L. Rivera                                       4.5412                4.1%

David H. Bova                                        3.1772                2.9%

August M. Boucher                                      2.00                1.8%

Michael Colecchi                                         .4(4)               *

James D. Wilcox                                         0.0(5)               *

Robert B. Kay                                           1.0                  *

All Officers and Directors (9 persons)             109.0713(6)            98.0%

----------
(1) Unless otherwise indicated, the Company believes that the beneficial owners of the securities have sole investment and voting power with respect to such securities, subject to community property laws where applicable.
(2) Includes an aggregate of 34.8462 shares of Common Stock owned of record by the Charles H. Dyson Trust #1 F/B/O John Dyson U/A DTD 8/2/68, Charles H. Dyson Trust #1 F/B/O John Dyson U/A DTD 4/6/76 and the Margaret M. Dyson Trust #1 F/B/O John Dyson U/A DTD 3/26/68 (the "Dyson Trusts"), of which Mr. Dyson is a beneficiary and trustee.
(3) Consists of .1428 shares of Common Stock owned of record by trusts for the benefit of Mr. Lifflander's minor children, or which Mr. Lifflander is a trustee and 34.8462 shares of Common Stock owned of record by the Dyson Trusts, of which Mr. Lifflander is a trustee.
(4) Consists of an option to purchase 1.5 shares of Common Stock, which is currently exercisable as to .4 shares. See "Management-Employment Agreements and Executive Compensation."
(5) Consists of an option to purchase .82 shares of Common Stock, which option was canceled March 19, 1999. See "Management - Employment Agreements and Executive Compensation."
(6) Includes 34.8462 shares of Common Stock owned of record by the Dyson Trusts and .1428 shares of Common Stock owned of record by trusts for the benefit of Mr. Lifflander's minor children, of which Mr. Lifflander is a trustee.

Item 13. Certain Relationships and Related Transactions.

ESP Lease

      The Company rents its Leominster, Massachusetts manufacturing facility under an operating lease agreement entered into with a company that is co-owned by an affiliate of August M. Boucher, an officer and shareholder of the Company. The lease, which expires on May 31, 2003, provides for annual rent increase based on the CPI. Rental payments amounted to $208,000, $225,000 and $225,000 in each of 1998, 1997 and 1996, respectively.

Management Agreement

      The Company pays management fees to Millbrook, a party related to John
S. Dyson, Chairman of the Board and a shareholder of the Company. These management and other administrative fees totaled $800,000, $760,000 and $643,329 in 1998, 1997 and 1996, respectively. Pursuant to the terms of a Management Agreement, dated as of May 28, 1998, Millbrook provides the Company with executive level services, for an annual base management fee equal to $500,000 (the "Base Fee") payable in quarterly installments, plus an additional fee of $300,000 per year (the "Additional Fee"), payable following completion of the Company's audited financial statements for such year. No portion of the Base Fee or the Additional Fee may be paid at the time that any Event of Default (as defined therein) exists under the Company's Indenture, dated as of May 28, 1998 (the "Indenture"). In addition, the Additional Fee may only be paid to the extent that, after giving effect thereto, the Company's Consolidated Coverage Ratio (as defined in the Indenture) exceeds 2.0:1, for the fiscal years ending on or prior to December 31, 1999, and 2.25:1 for the fiscal years ending after December 31, 1999. The Additional Fee may be increased, beginning with the fiscal year ending December 31, 2000, by an amount up to 15% of the aggregate amount of the Base Fee and the then current amount of the Additional Fee; provided, however, that the percentage increase shall not exceed the percentage increase in pro forma EBITDA (as defined in the Indenture) for such fiscal year as compared to the prior fiscal year. Notwithstanding the foregoing, total management fees payable under the Management Agreement may not exceed $1.2 million in any fiscal year. Any management fees which are not permitted to be paid at the time due will be deferred (without interest) and will be paid as soon as permitted. Millbrook will also be entitled to be reimbursed for its out of pocket expenses.

      In 1997, the Company paid Millbrook $400,000 for advisory services related to the acquisition of ESP. Pursuant to the Management Agreement, the Company paid Millbrook an investment fee equal to $900,000 upon consummation of the offering of the Company's Senior Secured Notes in May 1998 for financial advisory and other services rendered to the Company in connection with the such offering and the financing of ESP.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)   Documents filed as part of the Form 10-K                   Form 10-K Page

      (1)   Financial Statements:

            Report of Independent Accountants                           29

            Consolidated Balance Sheet at December
            31, 1998 and 1997                                           30

            Consolidated Statement of Income for the three
             years ended December 31, 1998                              31

            Consolidated Statement of Stockholders' Equity
            for the three years ended December 31, 1998                 32

            Consolidated Statement of Cash Flows for the
            three years ended December 31, 1998                         33

            Notes to Consolidated Financial Statements                  34

      (2)   Financial Statement Schedules:

            Valuation and Qualifying Accounts and
            Reserves (Schedule II)                                      47

(b)   Reports on Form 8-K

            There were no Reports on Form 8-K filed during
             the quarter ended December 31, 1998.

(c)   Exhibits

            See list of exhibits on page                                48

(d)   Financial Statement Schedules

            See (a)(2) above

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Key Components, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 28 of the Annual Report on Form 10-K present fairly, in all material respects, the financial position of Key Components, Inc. and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 11 to the financial statements, the Company changed the composition of costs included in inventory in 1997.

PricewaterhouseCoopers LLP

Syracuse, New York
February 19, 1999

Key Components, Inc.

Consolidated Balance Sheet
(in thousands except share amounts)
--------------------------------------------------------------------------------

                                                                   December 31,
                                                                 1998      1997

Assets
Current assets
  Cash                                                         $13,119   $ 1,440
  Accounts receivable, net of allowance for doubtful accounts
    of $175 and $81 in 1998 and 1997, respectively               7,989     7,763
  Inventories (Note 3)                                           8,487     8,432
  Prepaid expenses and other current assets                        441       576
                                                               -------   -------

      Total current assets                                      30,036    18,211
                                                               -------   -------
Property and equipment at cost less accumulated
  depreciation (Notes 1 and 4)                                  12,222    11,980
                                                               -------   -------

Deferred financing costs (Note 1)                                4,616     2,101
Goodwill (Note 1)                                               44,378    45,206
Intangible (Note 1)                                              1,620     2,198
Other assets                                                       272        61
                                                               -------   -------

                                                                50,886    49,566
                                                               -------   -------

      Total assets                                             $93,144   $79,757
                                                               =======   =======
Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable - current (Note 6)                             $   424   $ 3,395
  Capital lease obligation (Note 7)                                 77        67
  Accrued lease costs - current (Note 7)                            17        15
  Accounts payable                                               1,465     1,702
  Accrued expenses                                               1,977     2,165
  Accrued interest                                                 750       186
                                                               -------   -------
      Total current liabilities                                  4,710     7,530

  Notes payable - long term (Note 6)                            80,036    62,558
  Capital lease obligation (Note 7)                                115       194
  Accrued lease costs (Note 7)                                     609       627
                                                               -------   -------

      Total Liabilities                                         85,470    70,909
                                                               -------   -------
Commitments (Note 7)
Stockholders' equity (Note 8)
  Capital stock, non par value; 200 shares authorized;
    102.4 and 100.4 shares issued and outstanding
    at December 31, 1998 and 1997, respectively                  1,536     1,036
  Paid-in capital                                                   --       739
  Retained earnings                                              6,138     7,073
                                                               -------   -------

      Total stockholders' equity                                 7,674     8,848
                                                               -------   -------

      Total liabilties and stockholders' equity                $93,144   $79,757
                                                               =======   =======

The accompanying notes are an integral part of these financial statements.

Key Components, Inc.

Consolidated Statements of Income
(in thousands except share amounts)
--------------------------------------------------------------------------------

                                                     For the year ended
                                                         December 31,
                                                1998        1997        1996

Net sales                                     $ 61,862    $ 27,318    $ 13,449
Cost of goods sold                              39,130      15,798       8,361
                                              --------    --------    --------

      Gross profit                              22,732      11,520       5,088

Selling, general and adminstrative expenses      9,979       5,561       3,212
Related party management fees (Note 10)            800         760         643
Non-recurring business consolidation
  charges (Note 12)                                 --          84         786
                                              --------    --------    --------

      Income from operations                    11,953       5,115         447

Other income (expense)
  Other income                                     404          31           5
  Interest expense                              (7,641)     (3,007)       (254)
                                              --------    --------    --------

                                                 4,716       2,139         198
                                              --------    --------    --------
Provision (benefit) for income taxes
 (Notes 1 and 5)
  Current                                           97         655         601
  Deferred                                          --         234        (580)
                                              --------    --------    --------

      Total income taxes                            97         889          21
                                              --------    --------    --------
Income before extradordinary item and
  cumulative effect of change in
  accounting principle                           4,619       1,250         177

Extraordinary loss on early
  extinguishment of debt (Note 6)                4,616          --          --

Cumulative effect of change in
  accounting principle (Note 11)                    --          --         313
                                              --------    --------    --------

      Net income                              $      3    $  1,250    $    490
                                              ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

Key Components, Inc.

Consolidated Statements of Stockholders' Equity
(in thousands except share amounts)
--------------------------------------------------------------------------------

                                                                           Total
                           Capital    Paid-in    Retained    Treasury   Stockholders
                            Stock     Capital    Earnings     Stock        Equity
December 31, 1995          $ 1,066    $    13     $ 6,823    $(1,418)     $ 6,484

Net income                      --         --         490         --          490
                           -------    -------     -------    -------      -------

December 31, 1996            1,066         13       7,313     (1,418)       6,974

Issuance of warrants to
  purchase 14.2857 shares       --        739          --         --          739

Retirement of treasury
  stock                        (30)       (13)     (1,375)     1,418           --

Stockholder distributions       --         --        (115)        --         (115)

Net income                      --         --       1,250         --        1,250
                           -------    -------     -------    -------      -------

December 31, 1997          $ 1,036    $   739     $ 7,073    $    --      $ 8,848
                           -------    -------     -------    -------      -------

Repurchase of warrants          --       (739)       (911)        --       (1,650)

Stockholder distributions       --         --         (27)        --          (27)

Issuance of common stock       500         --          --         --          500

Net income                      --         --           3         --            3
                           -------    -------     -------    -------      -------

December 31, 1998          $ 1,536    $    --     $ 6,138    $    --      $ 7,674
                           -------    -------     -------    -------      -------

The accompanying notes are an integral part of these financial statements.

Key Components, Inc.

Consolidated Statement of Cash Flows
(in thousands except share amounts)
--------------------------------------------------------------------------------

                                                                 For the year ended
                                                                     December 31,
                                                             1998        1997        1996
Cash flows from operating activities:
  Net income                                               $      3    $  1,250    $    490
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Extraordinary loss on early extinguishment of debt        4,616          --          --
    Depreciation and amortization                             4,145       1,817         741
    Bond discount amortization                                   31          62          --
    Deferred income taxes                                        --         233        (368)
    Loss on disposal of assets                                  161          53          97
    Net increase (decrease) in cash caused
      by changes in assets and liabilities
      (net of effects of acquisitions):
        Accounts receivable                                    (226)       (212)        (18)
        Inventories                                             (55)        597        (419)
        Prepaid expenses and other assets                       (76)        260        (124)
        Accounts payable                                       (237)       (474)        471
        Accrued expenses                                        376         442         110
        Accrured lease costs                                    (16)         --         641
                                                           --------    --------    --------

        Net cash provided by operating activities             8,722       4,028       1,621
                                                           --------    --------    --------
Cash flows from investing activities:
  Non-compete agreement                                        (231)         --          --
  Business acquisitions (Note 2)                               (312)    (55,442)         --
  Capital expenditures                                       (2,242)       (695)     (1,298)
  Proceeds from sale of equipment                                44           5           9
                                                           --------    --------    --------

        Net cash used in investing activities                (2,741)    (56,132)     (1,289)
                                                           --------    --------    --------
Cash flows from financing activities:
  Payments of notes payable and other obligations           (66,240)    (12,468)     (2,886)
  Costs associated with early repayment of debt              (1,979)         --          --
  Proceeds from issuance of debt                             80,000      68,071       2,065
  Deferred financing costs                                   (4,906)     (2,275)         --
  Stockholder distributions                                     (27)       (115)         --
  Proceeds from issuance of common stock                        500          --          --
  Repurchase of warrants                                     (1,650)         --          --
                                                           --------    --------    --------

        Net cash provided (used) by financing activities      5,698      53,213        (821)
                                                           --------    --------    --------
Net increase (decrease) in cash and cash equivalents         11,679       1,109        (489)

Cash and cash equivalents, beginning of year                  1,440         331         820
                                                           --------    --------    --------
Cash and cash equivalents, end of year                     $ 13,119    $  1,440    $    331
                                                           ========    ========    ========
Supplemental disclosure of cash flow information:
Cash paid during the year:
  Interest                                                 $  6,890    $  2,632    $    252
  Income taxes                                                   76         451         711

The accompanying notes are an integral part of these financial statements.

Key Components, Inc.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997
(in thousands except share amounts)
--------------------------------------------------------------------------------

1.    Organization and Significant Accounting Policies

      Basis of presentation

      The consolidated financial statements as of and for the three years ended December 31, 1998 relate to Key Components, Inc. (the Company), a parent holding company of the wholly-owned subsidiary, Key Components, LLC (KC,LLC), a parent holding company of the wholly-owned subsidiaries, B.W. Elliott Manufacturing Co., Inc. (Elliott), Hudson Lock, Inc. (Hudson), ESP Lock Products, Inc. (ESP) and Key Components Finance Corp. (Finance Corp). All significant intercompany transactions have been eliminated.

      KC, LLC and Finance Corp. were formed on April 1, 1998 to facilitate a debt offering. The Company and KC, LLC have de minimis assets and no operations other than their investments in their respective subsidiaries. Finance Corp. has no assets or operations.

      On May 15, 1997, in conjunction with the Hudson acquisition, all of the Elliott shareholders exchanged their ownership interests for an interest in the Company. The ownership transfer is between entities under common control and accounted for at historical cost.

      Nature of operations

      The Company is engaged in the manufacturing of medium-security custom and specialty locks, keys and locking systems, primarily for original equipment manufacturers and flexible shafting and remote valve control components used for power transmission applications.

      Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and cash equivalents

      For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Inventories

      Inventories are stated at the lower of cost or market, on a first-in, first-out basis.

      Property, plant and equipment

      Property, plant and equipment are stated at cost and depreciated using the straight-line method over useful lives of the assets as follows:

            Buildings and building improvements       20 - 40 years
            Equipment, furniture and fixtures          3 - 10 years
            Leasehold improvements                    Term of lease

      Expenditures for repairs and maintenance are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resultant gain or loss is recognized.

Key Components, Inc.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997
(in thousands except share amounts)
--------------------------------------------------------------------------------

      Income taxes

      The Company has elected to be treated as a Subchapter S corporation under the Internal Revenue Code effective May 31, 1997. As an S Corporation, the Company generally does not pay income tax. Instead, the Company's income and expenses are divided among and passed through to its shareholders. Accordingly, no provision for income taxes has been recognized in the financial statements subsequent to May 31, 1997, except for certain franchise and income taxes which certain states impose on S Corporations. Prior to the conversion to a subchapter S Corporation, Elliott provided income taxes based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes had been recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amount at each year end.

      Intangibles

      Intangibles at December 31, 1998 primarily consist of costs associated with a licensing agreement and covenants not to compete arising from business acquisitions. These assets are being amortized on a straight-line basis over the life of the related agreements which range from five to seven years. Amortization of intangibles amounted to $809, $541 and $250 for 1998, 1997 and 1996, respectively. Accumulated amortization at December 31, 1998 and 1997 was $1,797 and $1,256, respectively.

      Goodwill

      Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible assets. Goodwill is being amortized on the straight-line method over forty years. Amortization charged to continuing operations amount to $1,140 and $505 for the years ended December 31, 1998 and 1997, respectively. Accumulated amortization at December 31, 1998 and 1997 was $1,645 and $505, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each operation having a material goodwill balance. Based on its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1998.

      Deferred financing costs

      Debt issuance costs have been deferred and are being amortized on a straight-line basis over ten years, the life of the senior notes.

      Revenue recognition

      The Company recognizes revenue upon shipment of products to customers.

      Concentration of credit risk

      Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base includes a significant number involved with the domestic lawn and garden and furniture industries. Although the Company is directly affected by the well-being of these industries, management does not believe that a significant concentration credit risk exists at December 31, 1998.

Key Components, Inc.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997
(in thousands except share amounts)
--------------------------------------------------------------------------------

      Fair value of financial instruments

      For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to their short maturities. The estimated fair value of the Company's long-term debt is based on the current rates offered to the Company for debt of similar maturities and approximates carrying value at December 31, 1998.

2.    Acquisitions of Businesses

      During 1997, the Company acquired the entities described below, which were accounted for by the purchase method of accounting, and the results of operations have been included in the consolidated financial statements since the date of acquisition.

      On May 15, 1997, the Company acquired all of the outstanding shares of Hudson Lock, Inc. (Hudson) for a cash purchase price of $39.1 million and assumed liabilities of approximately $1.2 million. Hudson manufactures medium-security custom and specialty locks, primarily for original equipment manufacturers. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over assets acquired of $31 million, which is being amortized on a straight-line basis over forty years.

      On December 10, 1997, the Company acquired all of the outstanding shares of ESP Lock Products, Inc. (ESP) for a cash purchase price of $16.3 million and assumed liabilities of approximately $10.4 million. ESP primarily manufactures medium-security custom and specialty locks, and key blanks. The purchase price was allocated based on estimated fair values at the date of acquisition and included $1.2 million for a covenant not to compete. This resulted in an excess of purchase price over assets acquired of $14.7 million, which is being amortized on a straight-line basis over forty years.

      On an unaudited pro-forma basis, assuming the Hudson Lock and ESP acquisitions had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows:

                                                        1997         1996

      Pro forma net sales                             $58,975      $53,019

      Pro forma income (loss) before taxes
       and change in accounting principle               3,760           (9)

      The unaudited pro-forma financial information presented above is not necessarily indicative of the results that would have actually occurred had the companies been combined for the periods presented.

Key Components, Inc.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997
(in thousands except share amounts)
--------------------------------------------------------------------------------

3.    Inventories

      Inventories consist of the following:

                                                     1998         1997

      Raw materials                                $  2,642     $  2,810
      Work-in-process                                 3,982        3,610
      Finished goods                                  1,863        2,012
                                                   --------     --------

      Total inventory                              $  8,487     $  8,432
                                                   ========     ========

4.    Property, plant and equipment

      Property, plant and equipment consists of the following:

                                                      1998         1997

      Land, building and improvements               $  3,083     $  3,266
      Equipment, furniture and fixtures               14,176       12,345
      Leasehold improvements                             184          172
      Construction-in-progress                           292          341
                                                    --------     --------

                                                      17,735       16,124

      Less accumulated depreciation                   (5,513)      (4,144)
                                                    --------     --------

      Total property, plant and equipment           $ 12,222     $ 11,980
                                                    ========     ========

      Depreciation expense amounted to $1,796, $836 and $490 for the years ended December 31, 1998, 1997 and 1996, respectively.

Key Components, Inc.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997
(in thousands except share amounts)
--------------------------------------------------------------------------------

5.    Federal and State Income Taxes

      Income tax expense (benefit) consists of the following:

                                               1998       1997       1996

      Federal taxes                           $   --     $  782     $   51
      Various state taxes                         97        107        (30)
                                              ------     ------     ------

      Total income tax expense                $   97     $  889     $   21
                                              ======     ======     ======


      A reconciliation between income taxes computed at the statutory federal rate and income tax expense is as follows:

                                                1998       1997       1996

      Federal income tax rate                   34.0%      34.0%      34.0%
      State income taxes, net of federal         2.0        3.3       (9.8)
      Write-off of net deferred tax asset         --       21.9         --
      Income taxed directly to shareholders    (34.0)     (20.7)        --
      Adjustment to prior year tax
        liabilities                               --         --      (15.4)
      Other, net                                  --        3.0        1.9
                                              ------     ------     ------

                                                 2.0%      41.5%      10.7%
                                              ======     ======     ======

      As discussed in Note 1, the Company elected to be treated as a subchapter S Corporation effective May 31, 1997 and as such the stockholders are generally liable for federal and state income taxes except for certain franchise and income taxes which specific states impose on S Corporations. Due to the change in tax status, the 1997 deferred tax provision includes a charge of $469 representing net deferred tax assets that were eliminated. At December 31, 1998 and 1997, the Company's net assets for financial reporting purposes were approximately $13,597 and $11,997, respectively, greater than the related tax basis of such net assets, principally related to the goodwill generated from the acquisition of ESP which is not deductible for tax purposes.

      The Company has earned New York State investment tax credits and economic development zone investment tax credits. The current tax provision was reduced by $33 and $90 in 1997 and 1996, respectively, reflecting the benefit of these credits.

Key Components, Inc.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997
(in thousands except share amounts)
--------------------------------------------------------------------------------


6.    Long-Term Debt

      Long-term debt consists of the following:

                                                              1998       1997

      Senior notes, due June 1,2008;
       interest paid semi-annually at 10.50%                $ 80,000   $     --

      Term loan, payable in quarterly instalments ranging
       from $500,000 to $1,750,000 through May 2004               --     29,000

      Acquisition loan, payable in quarterly instalments
       ranging from $250,000 to $1,500,000 through
       June 30, 2004                                              --     20,000

      Senior Subordinated Notes, due May 15, 2005;
       interest paid semi-annually at 11.25%, net
       of unamortized discount of $677,050                        --      9,323

      Revolving credit facility, payable at May 15, 2004          --      6,771

      Obligation under licensing agreement, discounted
       at 7.85%, quarterly payments  of $87,500,
       including principal and interest through
       December 1999                                             333        641

      Obligation under covenant not to compete
       agreement, monthly principal instalments
       of $7,250 payable through June 2000                       127        218
                                                            --------   --------

                                                              80,460     65,953

      Less current portion                                      (424)    (3,395)
                                                            --------   --------

      Total long-term debt                                  $ 80,036   $ 62,558
                                                            ========   ========

Key Components, Inc.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997
(in thousands except share amounts)
--------------------------------------------------------------------------------

      On May 28, 1998, the Company issued $80,000 of 10.50% Senior Notes due June 1, 2008, with interest payable semi-annually. The net proceeds from the sale were used to repay the term loan, acquisition loan, senior subordinated notes, revolving credit facility, to repurchase outstanding warrants and for general corporate purposes. In connection with this repayment, the Company recorded an extraordinary loss of $4,616 in 1998. The extraordinary losses represent the payment of redemption premiums and the write-off of deferred finance costs. As of December 31, 1998, the Company has accrued interest on these notes in the amount of $750.

      The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Elliott, Hudson and ESP (the Subsidiary Guarantors). At December 31, 1998, the Company has de minimis assets and no operations other than its investment in KC, LLC, the parent of the Subsidiary Guarantors. Accordingly, the consolidated financial statements present the combined assets and operations of KC, LLC and its subsidiaries, including the Subsidiary Guarantors.

      On July 27, 1998, the Company entered into a new credit agreement with Societe Generale, an administrative agent for the lenders, to provide for working capital needs, finance future acquisitions and other general corporate purposes. The agreement provides for a six-year $15 million revolving credit facility and a six-year $25 million acquisition facility. Borrowings under the revolver are subject to a borrowing base limitation measured by eligible inventory and accounts receivable. Availability under the revolver was $8,889 at December 31, 1998. The credit agreement is collateralized by all of the capital stock of the subsidiary guarantors, receivables, inventories, equipment and certain intangible property.

      The credit agreement provides for a continuation and conversion election whereby the Company can elect to have the borrowings outstanding under a base rate loan or a LIBOR based rate loan. The base rate loan bears interest at a fluctuating interest rate determined by reference to the agent's base rate plus 1.375% with respect to the revolving credit facility, and 1.625% for the acquisition loan. The LIBOR based rate loan bears interest during an applicable period not to exceed six months at a fixed rate of interest determined by reference to the LIBOR rate, plus a margin of 2.375% for the revolving credit facility and 2.625% for the acquisition facility. In addition, a commitment fee is payable on the unused portion of the credit line. As of December 31, 1998, the Company has no borrowings outstanding under either facility. Commitment fees payable at December 31, 1998 are $50.

      The credit agreement and Senior Notes contain certain covenants and restrictions which require the maintenance of financial ratios, and restrict or limit dividends and other stockholder distributions, transactions with affiliates, capital expenditures, rental obligations, incurrence of indebtedness and the issuance of preferred stock, among others. At December 31, 1998, the Company was in compliance with these covenants and restrictions.

Key Components, Inc.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997
(in thousands except share amounts)
--------------------------------------------------------------------------------

      At December 31, 1998, aggregate principal payments required on all amounts due after one year are as follows:

      Year                                                            Amount

      2000                                                           $    36
      2001                                                                --
      2002                                                                --
      2003                                                                --
      2004                                                                --
      Thereafter                                                      80,000
                                                                     -------
                                                                     $80,036
                                                                     =======

7.    Lease Commitments

      The Company rents several manufacturing and warehouse facilities under operating lease agreements, one of which is with a related party (Note
      10). Rental payments under all lease agreements amounted to $499, $253 and $333 in 1998, 1997 and 1996, respectively.

      The Company also leases certain machinery and equipment with a bargain purchase option. These leases are classified as capital leases and expire at various dates through 2002.

      During 1996, the Company initiated a program to consolidate manufacturing and administrative facilities (Note 12). As a result, the Company determined that a leased facility would not be used for operating purposes beyond 1997. Accordingly, the Company established a liability of $641 representing the discounted future rental payments net of estimated sublease income.

Key Components, Inc.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997
(in thousands except share amounts)
--------------------------------------------------------------------------------

      The following is a schedule of the future minimum lease payments (net of sublease income) required under operating and capital leases:

           Year                      Minimum   Estimated
           Ended                      Rental    Sublease              Capital
      December 15,                   Payments    Income       Net      Leases

           1998                      $    588   $     53   $    535   $     91
           1999                           518         54        464         77
           2000                           436         55        381         41
           2001                           400         56        344          7
           2002                           401         58        343         --
          Thereafter                    1,017        352        665         --
                                     --------   --------   --------   --------

      Total minimum lease payments   $  3,360   $    628   $  2,732        216
                                     ========   ========   ========
      Less: Estimated amount
       representing interest                                               (24)
                                                                      --------
      Present value of net minimum
       lease payments                                                      192

      Less: Current portion                                                (77)
                                                                      --------
      Long-term obligation under
       capital release                                                $    115
                                                                      ========

      Accumulated amortization on the capital leases amounted to $174 and $67 in 1998 and 1997, respectively.

8.    Stockholders' Equity

      The Company's capital stock consists of 200 authorized shares of common stock, without par value, of which 102.40 shares are issued and outstanding at December 31, 1998.

      On April 27, 1998, the Company and August M. Boucher, President of ESP, entered into an agreement, pursuant to which Mr. Boucher purchased two shares of the Company's common stock for an aggregate purchase price of $500.

Key Components, Inc.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997
(in thousands except share amounts)
--------------------------------------------------------------------------------

      In 1998, the Company adopted a Long-Term Incentive Plan (the Plan) to attract, retain and provide additional incentive to employees. Awards under the Plan may take the form of incentive stock options or non-qualified stock options. In addition, stock appreciation rights and restricted stock awards and other stock-based awards may be granted. As of December 31, 1998, options to purchase an aggregate of 2.3 shares were outstanding under the Plan, at a weighted average exercise price of $285 and a weighted average remaining contractual life of seven years. Options to purchase 0.4 shares are currently exercisable at a weighted average price of $250,000. The Plan is administered by the Board of Directors, which has the power to determine the terms of any options or awards granted, including the exercise price and the number of shares subject to award.

      The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, as the exercise price of options was at or above the market value estimated by management at date of grant, no compensation cost has been recognized.

      Pro forma information regarding net income is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the minimum value method with the following assumptions for 1998:

                                                            1998

      Weighted average risk-free interest rate              5.5%
      Dividend yield                                        None
      Weighted average expected life                        8 years

      Had compensation cost for the Company's stock-based compensation plan been determined based on the fair values at the grant dates for fiscal 1998 awards, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                            1998
      Net income
         As reported                                           3
         Pro forma                                           (37)

9.    Retirement Plans

      The Company has defined contribution plans covering substantially all employees. The Company's contribution expense was $90, $47 and $47 in 1998, 1997 and 1996, respectively.

Key Components, Inc.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997
(in thousands except share amounts)
--------------------------------------------------------------------------------

10.   Related Party Transactions

      The Company rents one of its manufacturing facilities under an operating lease agreement entered into with a company which is co-owned by one of the Company's stockholders. The terms of the lease, which expires December 31, 2008, provide for annual rent increases of 5%. Rental payments amounted to $137, $131 and $125 in 1998, 1997 and 1996, respectively.

      The Company pays management fees to Millbrook Capital Management, Inc., (Millbrook) a party related to a Company stockholder. These management fees amounted to $800, $660 and $643 in 1998, 1997 and 1996, respectively. The Company paid $100 to Millbrook for administrative support services in 1997. Additionally in 1997 Millbrook was compensated $400 for advisory services related to the financing and acquisition of ESP Lock Products Inc., which is included as part of the deferred financing and acquisition costs.

11.   Change in Accounting Principle

      Effective January 1, 1996, Elliott changed the composition of costs included in inventory. Prior to 1997, nonproductive time and benefit pay related to production workers had not been included in the cost of inventory. Elliott believes that including such costs more accurately reflects inventory at cost. Accordingly, Elliott has recorded an adjustment to inventory cost at January 1, 1997 as the cumulative effect of a change in accounting principle. The effect of this adjustment was to increase net income for the year ended December 31, 1996 by $313 (net of income taxes of $212). This change had an immaterial effect on income before income taxes for the year ended December 31, 1996. Had the Company applied this new accounting principle in the year ended December 31, 1995, income before income taxes and net income would not have been materially affected.

12.   Non-recurring Business Consolidation Charges

      During 1996, the Company initiated a program at Elliott to consolidate manufacturing and administrative facilities. In connection with the program and in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded provisions during 1996 for the write-down of certain leasehold improvements totaling $77 and the accrual of lease costs on facilities which have no substantive future use to the Company of $641 (Note 7). Additionally, the Company expensed as incurred moving costs of $84 and $68 during 1997 and 1996, respectively. Nonrecurring business consolidation charges aggregated $84 and $786 in 1997 and 1996, respectively.

Key Components, Inc.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997
(in thousands except share amounts)
--------------------------------------------------------------------------------

13.   Operating Segments

      The Company's reportable segments are strategic business units that have separate management teams and infrastructures and market their products to different industries.

      The Company has two reportable segments: The Specialty Lock business and the Flexible Shaft business. The Company produces and markets medium-security and low-security locks for sale to OEMs across a wide variety of end product industries, through the Specialty Lock business. The Flexible Shaft business segment produces and markets flexible shafts, a submarket within the power transmission market, for sale to OEMs mostly within the lawn and garden, aerospace and construction industries.

      The Company evaluates performance based on operating earnings of the respective business units. The specialty lock business was formed with the 1997 acquisitions of Hudson and ESP. The Flexible Shaft business was the single operating segment of the Company prior to the acquisitions in 1997. Accordingly, operating segment information for 1996 is not presented. Segment information for 1998 and 1997 is as follows:

                                                          1998
                                       ----------------------------------------
                                       Specialty   Flexible   Adjust-  Consoli-
                                         Locks       Shaft     ments     dated

      Revenue from external customers   $45,679     $16,183   $    --  $61,862
      Income from operations             10,055       3,098    (1,200)  11,953
      Depreciation and amortization       3,064         788       293    4,145
      Segment assets                     64,647      13,537    14,960   93,144
      Capital expenditures                1,446         779        17    2,242

                                                          1997
                                       ----------------------------------------
                                       Specialty   Flexible   Adjust-  Consoli-
                                         Locks       Shaft     ments     dated

      Revenue from external customers   $13,145     $14,173   $    --  $27,318
      Income from operations              3,057       2,832      (774)   5,115
      Depreciation and amortization         992         825        --    1,817
      Segment assets                     67,492      12,260         5   79,757
      Capital expenditures                  276         419        --      695


      The adjustments represent interest income, management fees and other corporate and administrative expenses and assets.

Key Components, Inc.

Notes to Consolidated Financial Statements
December 31, 1998 and 1997
(in thousands except share amounts)
--------------------------------------------------------------------------------

14.   Subsequent Events (unaudited)

      On February 5, 1999, the Company's Flexible Shaft subsidiary (Elliott) acquired certain compatible product lines for $4,100 and assumption of certain liabilities. Elliott plans to transfer the assets to its Beckwith Avenue facility in Binghamton, New York. The transaction is to be accounted for using the purchase method of accounting. The pro forma effect of this transaction is not material.

      On January 19, 1999, the Company acquired all of the outstanding shares of Valley Forge Corporation (VFC) for a cash purchase price of $84,689 and assumed liabilities of approximately $25,476. VFC manufactures recreational and industrial products sold to original equipment manufacturers, dealers and distributors. The Company has decided to sell two VFC subsidiaries.

      The acquisitions were financed with available Company resources plus the proceeds of $60 million from a term loan and of $18,638 from a $40 million revolving line of credit. The term loan is payable in quarterly payments through January 19, 2005. Both facilities bear interest at a fluctuating interest rate determined by reference to the agent's base rate plus an applicable margin which will vary from 1.50% to 2.25%. These facilities replace the acquisition loan and revolver discussed in Note 6.

      On an unaudited pro forma basis, assuming the VFC acquisition had occurred as of the beginning of the periods presented, and excluding results for the subsidiaries expecting to be sold, the consolidated results of the Company would have been as follows:

                                                                    1998

      Pro Forma net sales                                         $158,597
      Pro Forma income before taxes, charge in
       accounting principle and extraordinary loss
       on early retirement of debt                                   6,222

      The unaudited pro forma financial information presented above is not necessarily indicative of the results that would have actually occurred had the companies been combined for the periods presented.

                              KEY COMPONENTS, INC.
                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

      Column A                   Column B              Column C            Column D      Column E
      --------                   --------              --------            --------      --------

                                                      Additions
                                              ------------------------
                                Balance at    Charged to    Charged to                  Balance at
                                 Beginning     costs and       other                      end of
      Description                of Period     expenses      accounts     Deductions      period
                                                                (2)          (1)
ALLOWANCE FOR
DOUBTFUL ACCOUNTS -
deducted from
Accounts Receivable in
the balance sheet
1998                                 81           111            --           (17)          175
1997                                 36            27            37           (19)           81
1996                                 36            20            --           (20)           36

ALLOWANCE FOR EXCESS
AND OBSELETE
INVENTORY - deducted from
Inventory in the
balance sheet
1998                                373            44            --            (6)          411
1997                                387           (26)          174          (162)          373
1996                                 --           387            --            --           387

(1) Deductions primarily represent write-offs charged against the reserves listed.

(2) Represents allowance account balances of companies acquired at the date of acquisitions.

                                  EXHIBIT INDEX

Exhibit   Description

2.1       Agreement and Plan of Merger(1)

2.2 Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 28, 1998 (1)

3.1       Certificate of Formation of KC LLC.(2)

3.2       Limited Liability Company Agreement of KC LLC.(2)

3.3       Certificate of Incorporation of Finance Corp.(2)

3.4       By-Laws of Finance Corp.(2)

4.1 Indenture, dated as of May 28, 1998, by and among KC LLC, Finance Corp, Elliot,Hudson, ESP and United States Trust Company of New York, as trustee.(2)

4.2       Form of 10 1/2% Senior Notes, Due 2008 (filed as part of Exhibit 4.1).
          (2)

4.3 Exchange and Registration Rights Agreement, dated May 20, 1998, among KC LLC, Finance Corp, Elliot, Hudson, ESP and Societe Generale Securities Corporation.(2)

10.1 Purchase Agreement among KC LLC, Finance Corp, Elliot, Hudson, ESP and Societe Generale Securities Corporation, dated May 20, 1998.(2)

10.2 Form of 10 1/2% Senior Notes, issued by KC LLC and Finance Corp. to certain purchasers, and dated as of May 28, 1998 (filed as part of Exhibit 4.1).(2)

10.3 Employment Agreement between Elliott and George M. Scherer, dated as of January 16, 1996, as amended March 16, 1996.(2)

10.4 Employment Agreement between Parent and Michael L. Colecchi, dated as of May 15, 1997, as amended April 27, 1998.(2)

10.5 Employment Agreement between ESP and August M. Boucher, dated as of December 10, 1997.(2)

10.6      Employment Agreement between the Company and James D. Wilcox, dated as of April 17, 1998.(2)

10.7      1998 Long-Term Incentive Plan of the Parent.(2)

10.8 Management Agreement, dated May 28, 1998, with Millbrook Capital Management Inc.(2)

10.9      Lease, dated January 1, 1989, between Elliot and Empire Realty
          Company.(2)

Exhibit  Description

10.10    Lease, dated December 1, 1992, between RAD and S&S Properties, Inc.(2)

10.11 Lease Agreement, dated June 7, 1990, between Elliott and Route 12A Associates, as amended.(2)

10.12 Lease of Real Property, dated June 1, 1993, between ESP and Massachusetts Colony Corporation.(2)

10.13 Commercial Lease and Deposit Receipt, dated August 27, 1998, between Hudson and Jim Jelsema.(2)

10.14 Credit and Guaranty Agreement, dated as of July 27, 1998, among the Issuers, Elliott, Hudson, ESP, Societe Generale, as agent and certain financial institutions named therein.(2)

10.15 Guarantor Security Agreement, dated as of July 27, 1998, among Elliott, Hudson, Finance Corp., ESP and Societe Generale.(2)

10.16 Borrower Security Agreement, dated as of July 27, 1998, between KC LLC and Societe Generale.(2)

10.17 Pledge Agreement, dated as of July 27, 1998, between KC LLC and Societe Generale.(2)

10.18 Form of Amended and Restated Credit and Guaranty Agreement, dated as of January 19, 1999, by and among Key Components, LLC, as Borrower, certain of its subsidiaries, as Guarantors, certain financial institutions, as Lenders and Societe Generale, as Agent for Lenders.
         (3)

10.19 Form of Valley Forge Pledge Agreement, dated as of January 19, 1999, by Valley Forge Corporation and in favor of Societe Generale.(3)

10.20 Form of Amended and Restated Pledge Agreement, dated as of January 19, 1999, made by Key Components, LLC in favor of Societe Generale.(3)

10.21 Form of Amended and Restated Borrower Security Agreement, dated as of January 19, 1999, made by Key Components, LLC in favor of Societe Generale. (3)

10.22 Form of Amended and Restated Guarantor Security Agreement, dated as of January 19, 1999, made by B.W. Elliott Manufacturing Co., Inc., Hudson Lock, Inc., ESP Lock Products Inc., KCI Acquisition Corp., Valley Forge Corporation, Cruising Equipment Company, Force 10 Marine Ltd., Gits Manufacturing Company, Inc., Glendinning Marine Products, Inc., Atlantic Guest, Inc., Heart Interface Corporation, Marine Industries Company, Multiplex Technology, Inc., Turner Electric Corporation, VFC Acquisition Company, Inc., and Valley Forge International Corporation in favor of Societe Generale. (3)

10.23 Agreement and General Release between KC LLC and James D. Wilcox, dated March 9, 1999.(4)

Exhibit  Description

10.24 Form of Employment Agreement between the Company, Millbrook and Robert Kay, dated March 1, 1999. (4)

21.1     List of the Company's Subsidiaries. (4)

25.1     Form T-1 Statement of Eligibility of Trustee.(2)

27.1     Financial Data Schedule (4)

----------
(1) Previously filed with the Company's Schedule 14D-1, filed on December 9, 1998 (Commission File No.5-13949).
(2) Previously filed with the Company's registration statement on Form S-4 (File No. 333- 59675), which was declared effective on November 9, 1998.
(3) Previously filed with the Company's Current Report on Form 8-K (File No. 333-58675-01), filed February 3, 1999.
(4)   Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                KEY COMPONENTS, LLC


Dated: March 30, 1999                           By:/s/Clay B. Lifflander
                                                   -----------------------------
                                                   Clay B. Lifflander
                                                   Principal Executive Officer


Dated: March 30, 1999                           By:/s/Robert B. Kay
                                                   -----------------------------
                                                   Robert B. Kay
                                                   Principal Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 30, 1999                              /s/ John S. Dyson
                                                   -----------------------------
                                                   John S. Dyson
                                                   Director

Dated: March 30, 1999                              /s/ Clay B. Lifflander
                                                   -----------------------------
                                                   Clay B. Lifflander
                                                   Director

Dated: March 30, 1999                              /s/ Alan L. Rivera
                                                   -----------------------------
                                                   Alan L. Rivera
                                                   Director

Dated: March 30, 1999                              /s/ David H. Bova
                                                   -----------------------------
                                                   David H. Bova
                                                   Director

Dated: March 30, 1999                              /s/ George M. Scherer
                                                   -----------------------------
                                                   George M. Scherer
                                                   Director

Dated: March 30, 1999                              /s/ Robert B. Kay
                                                   -----------------------------
                                                   Robert B.  Kay
                                                   Director

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                KEY COMPONENTS FINANCE CORP.


Dated: March 30, 1999                           By:/s/ Clay B. Lifflander
                                                   -----------------------------
                                                   Clay B. Lifflander
                                                   Principal Executive Officer


Dated: March 30, 1999                           By:/s/ Robert B. Kay
                                                   -----------------------------
                                                   Robert B. Kay
                                                   Principal Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 30, 1999                              /s/John S. Dyson
                                                   -----------------------------
                                                   John S. Dyson
                                                   Director

Dated: March 30, 1999                              /s/Clay B. Lifflander
                                                   -----------------------------
                                                   Clay B. Lifflander
                                                   Director

Dated: March 30, 1999                              /s/ Alan L. Rivera
                                                   -----------------------------
                                                   Alan L. Rivera
                                                   Director

Dated: March 30, 1999                              /s/ David H. Bova
                                                   -----------------------------
                                                   David H. Bova
                                                   Director

Dated: March 30, 1999                              /s/ George M. Scherer
                                                   -----------------------------
                                                   George M. Scherer
                                                   Director

Dated: March 30, 1999                              /s/ Robert B. Kay
                                                   -----------------------------
                                                   Robert B.  Kay
                                                   Director